Form 10QSB
period 1998-12-31
NORTHERN STAR FINANCIAL INC
filed 1999-02-16
CIK 1068179

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

  X      Quarterly  report under Section 13 or 15(d) of the  Securities
-----    Exchange Act of 1934 For the quarterly  period ended  December
         31, 1998.

----- Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to __________.


                          Commission File No. 000-25231


                          Northern Star Financial, Inc.
        (Exact name of Small Business Issuer as Specified in its Charter)

         Minnesota                                      41-1912467
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                          410 Jackson Street Suite 501
                                Mankato, MN 56001
                    (Address of Principal Executive Officers)

                                (507) 388 - 4855
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), an d (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      300,010 shares of common stock were issued and outstanding as of February 1, 1999.

      Transitional Small Business Disclosure Format (check one): Yes __  No X

                          Northern Star Financial, Inc.
                                   Form 10-QSB
                         Quarter Ended December 31, 1998

                                Table of Contents


                                                                           Page
Part I.  Financial Information.

         Item 1. Financial Statements                                        3

                 Balance Sheet at December 31, 1998 and June 30, 1998        3

                 Statement of Operations for the three month and six month periods ended December 31, 1998 and for the period from
                 Inception, January 22, 1998                                 4

                 Statements of Cash Flows for six months ended December 31,
                 1998 and for the period from Inception, January 22, 1998    5

                 Notes to Financial Statements December 31, 1998             6

         Item 2.  Management's Discussion and Analysis or Plan of Operation  8

Part II  Other Information                                                   9

Signatures                                                                  10

PART I   Financial Information.
         Item 1.   Financial Statements.

                          NORTHERN STAR FINANCIAL, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                                 BALANCE SHEET



ASSETS
                                                                                       December 31, 1998         June 30, 1998
                                                                                        (UNAUDITED)                (AUDITED)
                                                                                        -----------                ---------
Cash and cash equivalents...............................................................$  3,075,830               $   ----

Other assets............................................................................       1,600                  14,806
                                                                                        ------------               ---------

TOTAL ASSETS............................................................................$  3,077,430               $  14,806
                                                                                        ============               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued offering organization and start-up costs........................................$     341,899              $  18,665

Other liabilities.......................................................................        2,014                      0
                                                                                        -------------              ---------

TOTAL LIABILITIES.......................................................................      343,913                 18,665

STOCKHOLDERS' EQUITY

         Common stock, par value $0.01 per share; 15,000,000 shares authorized,
         10 shares issued and outstanding...............................................            0                      0
         Undesignated stock, par value $0.01 per share; 5,000,000 shares authorized,
         no shares issued                                                                         ---                    ---
         Paid-in surplus................................................................          100                    100
         Stock subscriptions (Note 1)...................................................    2,852,697                    ---
         Deficit accumulated during the development stage...............................    ( 119,280)                (3,959)
                                                                                        -------------             ----------

                  Total Stockholders' Equity (Deficit)..................................    2,733,517                 (3,859)
                                                                                          -----------             ----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................$3,077,430                 $  14,806
                                                                                        ==========                ==========


   The accompanying notes are an integral part of these financial statements.



                          Northern Star Financial, Inc.
                          (A Development Stage Company)
                               Statement of Income
                                    Unaudited


                                                              For the three             For the six               January 22,
                                                              months ended              months ended              (Inception) to
                                                              December 31, 1998         December 31, 1998         December 31, 1998
                                                              -----------------         -----------------         -----------------


Interest income...............................................$      4,613              $     4,613                $    4,613

Expenses:

              Organization costs..............................      42,074                   42,074                     42,074
         Start-up costs.......................................      76,604                   77,860                     81,819
                                                              ------------              -----------                -----------
                    Total Expenses............................     118,678                  119,934                    123,893
                                                              ------------              -----------                -----------

Net (loss) before income tax..................................    (114,065)                (115,321)                  (119,280)

Income Tax (benefit)..........................................        - 0 -                    - 0 -                      - 0 -
                                                              -------------             ------------               ------------

Net (loss)       .............................................$   (114,065)             $  (115,321)               $  (119,280)
                                                              ============              ===========                ===========

Earnings Per Share Assuming Dilution..........................$     (0.41)                     N/A                        N/A





    The accompanying notes are an integral part of these financial statements





                          Northern Star Financial, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flow
                                    Unaudited




                                                                                                         For the period
                                                                                For the six              from Inception
                                                                                Months ended             (January 22, 1998) to
                                                                                December 31, 1998        December 31, 1998
                                                                                -----------------        -----------------
Cash flows from operating activities

         Net (loss).............................................................$  (115,321)              $ (119,280)
         Adjustments to reconcile net loss to net cash used by operating activities:
                  Increase in other assets......................................     (1,600)                  (1,600)
                  Increase in operating liabilities.............................    105,398                  109,357
                                                                                -----------               ----------
                  NET CASH (USED IN) OPERATING ACITIVITIES......................    (11,523)                 (11,523)

Cash Flows from Investing Activities............................................       - 0 -                    - 0 -
Cash Flows from Financing Activities
         Proceeds from issuance of common stock.................................        100                      100
         Gross Proceeds from stock subscriptions................................  3,101,000                3,101,000
         Stock offering expenses paid...........................................    (13,747)                 (13,747)
                                                                                -----------               ----------

Net Cash Provided by Financing Activities.......................................  3,087,353                3,087,353
                                                                                -----------               ----------
Net change in Cash And Cash Equivalent..........................................  3,075,830                3,075,830
Cash and Cash Equivalent at Beginning of Period.................................       - 0 -                    - 0 -
                                                                                -----------               ----------
Cash and Cash Equivalent at End of Period.......................................$ 3,075,830              $ 3,075,830
                                                                                ===========              ===========



   The accompanying notes are an integral part of these financial statements.



                          Northern Star Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Business activity and organization

         Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the June 30, 1998 financial statements and footnotes included in the Company's Prospectus and Registration Statement on Form SB-1 dated October 9, 1998.

         Organization of the Business

         Northern Star Financial, Inc. (the "Company") was incorporated under the laws of the State of Minnesota on January 22, 1998, for the purpose of becoming a bank holding company for a state chartered commercial bank, Northern Star Bank (the "Bank"). On October 9, 1998, the Company commenced an initial public offering of its Common Stock. Three hundred and twenty nine thousand shares of common stock are being offered for $10.00 per share. As of December 31, 1998, the Company has received subscriptions, including subscriptions from the Bank's organizers to purchase an aggregate of 121,000 shares, to purchase an aggregate of 310,100 shares of its Common Stock. On December 31, 1998, the Company accepted subscriptions for 300,000 shares (179,000 shares to be issued to investors pursuant to the Company's registration statement and 121,000 shares to be issued to the Bank's organizers) of its common stock and the proceeds from the stock subscriptions amounted to $2,751,697, net of selling expenses. The remaining subscriptions to purchase 10,100 shares were left in the Company's escrow account, which it can accept at any time before the offering terminates. The stock offering will close no later than April 7, 1999 and stock certificates will be issued contemporaneous with the closing. The Bank's charter became effective January 25, 1999.

         Summary of Significant Accounting Policies

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

         Organizational Costs. The Company has elected early adoption of Statement of Position 98-5 ("Reporting on the Costs of Start-up Activities" issued April 3, 1998 by the Accounting Standard Executive Committee of the American Institute of Certified Public Accountants) and has expensed its cumulative organization and start-up costs. Costs deferred in the periods ended June 30, 1998 of $14,806 were expensed in the current period.

         Earnings Per Share. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS). Basic earnings per share is based on the weighted average outstanding common shares. Dilutive net income per share is based on the weighted average outstanding shares reduced by the effect of stock options and warrants. Ten shares were outstanding at June 30, 1998 and December 31, 1998, and presentation of basic earnings per share for the initial development stage operating period would not be meaningful. The stock subscriptions described above for 310,100 shares are contingently issuable subject to the Bank charter approval which had not occurred by December 31, 1998. The contingently issuable shares are included in the denominator of diluted EPS as of the date of the Company's Registration Statement on Form SB-1, referred to above, resulting in 279,774 adjusted weighted average shares.


NOTE 2 - NEW ACCOUNTING STANDARDS


         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"- issued October 1998, revises the accounting and reporting standard for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. It requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. It also requires that after the securitization of mortgage loans held, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the fiscal quarter beginning January 1, 1999. Management believes adoption of this Statement will not have a material effect on financial positions and the results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form SB-1 (Registration Number 333-61655) as filed with and declared effective by the Securities and Exchange Commission.

         The company was organized on January 22, 1998. Since January 22, 1998 the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Minnesota Department of Commerce (DOC) for its application to charter its subsidiary bank Northern Star Bank (the "Bank"), and the pursuit of approvals from the Federal Deposit Insurance Corporation (the"FDIC") for its application for insurance of the deposits for the Bank. On October 16, 1998, the Company received conditional approval from the DOC to charter the Bank, and the Bank opened for business on January 25, 1999.

         At December 31, 1998 the Company had total assets of $3,077,430, consisting principally of cash representing the funds the Company raised in the offering. The Company's liabilities at December 31, 1998 were $343,913 consisting of accrued expenses. The Company had a shareholder's equity of $2,733,517 at December 31, 1998.

         The Company had a net loss of $115,321 for the six months ended December 31, 1998. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. With respect to the Company, these activities included (without limitation) the preparation and filing of an application with the DOC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the DOC and the FDIC in connection with the application process, preparation and filing of an application with the Federal Reserve Bank of Minneapolis and the Minnesota Department of Commerce for approval as a bank holding company, and the selling of the Company's common stock in the offering. With respect to the Bank, these activities included (without limitation) completing all required steps for final approval from the DOC for the Bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening.

Year 2000 Compliance

         The Company and the Bank rely upon computer software and hardware systems, some of which are managed internally by the Company and Bank and others that are provided by third party vendors. The Company is aware of the computer software and hardware issues associated with the programming code in existing computer software programs and non-information technology such as microcontrollers found in computer hardware. The issue is whether computer software and hardware systems will properly recognize date sensitive information. Much of the computer software and hardware in use today is unable to recognize a year that begins with "20" instead of "19." Many computers will be unable to recognize the Year 2000 and, as a result, could generate erroneous data or cause a computer system to fail. Some computer systems may begin to fail sooner for failure to read other dates such as September 9, 1999. If not addressed properly, the Year 2000 issue could have a material adverse effect on the Company, Bank and the Bank's customers.

         The Bank commenced operations in January 1999. The Company and the Bank evaluated all its hardware and software it uses in its operations, including hardware and software it purchased, licenses, leases or contracts to use from third parties, to determine whether such hardware and software is capable of recognizing the Year 2000 and will perform properly. The Company reviewed software and hardware vendors and entered into a contract with On-Line Financial, Inc. to use its ITI client-server core retail banking system. On-Line Financial, Inc. represented and warranted to the Company and Bank that its ITI client server retail banking system is Year 2000 compliant. The Company has not contracted with any independent source to analyze the Company's Year 2000 exposure, but believes its exposure is manageable because it is aware of the issues and will only use systems that are, or will be, Year 2000 compliant. The Company believes that its cost in addressing the Year 2000 issues is nominal.

         The Company has developed a "Year 2000 Project Plan" whereby it created a "Year 2000 Project Team" consisting of the Bank's management and staff to address the Year 2000 issues. The Year 2000 Project Team has evaluated all the Company's and Bank's software and hardware systems to determine compliance. In addition, the Year 2000 Project Team is monitoring the Bank's own systems and third party systems regularly to assess any risks to the Company and Bank and is proactively working with third party vendors to ensure all the Company's and Bank's systems are Year 2000 compliant.

         The Bank is actively assessing and monitoring its Year 2000 exposure created when it loans money to its customers. In conjunction with other lenders, the Company has developed a Year 2000 questionnaire to help screen credit applicants to determine the applicant's Year 2000 exposure. The Bank has incorporated Year 2000 representations and compliance requirements into its credit documents. Each applicant's year 2000 exposure is considered by the Bank's loan committee to determine an applicant's loan qualifications.

                                     PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  Use of Proceeds from Registered Securities

         On October 9, 1998, the Company's Registration Statement, File Number 333-61655, on Form SB-1 was declared effective by the Securities and Exchange Commission. The offering commenced on October 9, 1998, and on December 31, 1998, the Company accepted subscriptions for the purchase of an aggregate of 300,000 shares (subscriptions for 179,000 from investors in the public offering and subscriptions for 121,000 shares from the Bank's organizers). The Company entered into an Agency Agreement with Banc Stock Financial Services, Inc., who agreed to use its best efforts to sell a minimum of 157,000 and a maximum of 329,000 shares of Common Stock at $10.00 per share for an aggegate price of $3,290,000. On December 31, 1998, the Company closed on the sale of an aggregate of 179,000 shares for an aggregate purchase price of $1,790,000. The Company immediately deposited the gross proceeds into its bank account. After deducting offering expenses, the Company's net proceeds from the offering was $1,541,697.

          Gross Proceeds From The Offering                  $1,790,000

              Offering Expenses:
              Sale agent commission and fees   $133,300
              Legal fees                       $ 71,285
              Accountant fees                  $  6,500
              Escrow fees                      $  1,010
              Registration fees                $  4,796
              Financial printing fees          $ 31,412
                                               --------

          Total Offering Expenses                           $  248,303

          Net Proceeds After Offering Expenses              $1,541,697
                                                            ==========

         (d) Recent Sales of Unregistered Securities

         On December 31, 1998, the Company closed on the sale of subscriptions, received in June 1998, to purchase an aggregate of 121,000 shares of Company Common Stock. The aggregate purchase price was $1,210,000. The purchasers were the Bank's organizers which included the Company's officers and directors. The Company claims an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to security holders for a vote during the three months ended December 31, 1998.

Item 5.  Other Information.

         The Company commenced banking operations on January 25, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         27.0  Financial Data Schedule (for electronic filing purposes)

         (b)      Reports on Form 8-k.

         There were no reports on form 8-K filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Northern Star Financial, Inc.

Date: February 12, 1999                By:/s/ Thomas Stienessen
      -----------------                   Thomas Stienessen
                                          President and Chief Executive Officer

                         Northern Star Financial, Inc.
                                 Exhibit Index
                                 -------------

           27.0   Financial Data Schedule (for electronic filing purposes)