Form 10QSB
period 1999-03-31
NORTHERN STAR FINANCIAL INC
filed 1999-05-17
CIK 1068179

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


        (X) QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                                  EXCHANGE ACT
            For the transition period from ___________ to ___________

                          Commission File No. 000-25231

                          Northern Star Financial, Inc.
        (Exact name of small business issuer as specified in its charter)

      Minnesota                                              41-1912467
     (State of Incorporation)                               (IRS Employer ID #)

                          410 Jackson Street, Suite 510
                                Mankato, MN 56001
                    (Address of Principal Executive Offices)

                                  507-388-4855
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No _________

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

           Class: Common Stock, par value $.01 per share
           Outstanding shares at March 31, 1999: 425,600

Transitional Small Business Disclosure Format (Check one):  Yes ___ No X

                          Northern Star Financial, Inc.
                              Index to Form 10-QSB


PART I.    FINANCIAL INFORMATION

  Item 1. Consolidated Statements of Financial Condition at March 31,
          1999 (unaudited) and June 30, 1998 (audited)                       2

          Consolidated Statements of Income for the three and nine months
          ended March 31, 1999 (unaudited)                                   3

          Consolidated Statements of Cash Flows for the nine months
          ended March 31, 1999 (unaudited)                                   4

          Notes to Condensed Consolidated Financial Statements (unaudited) 5-6

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            7-8

PART II.    OTHER INFORMATION

  Item 1. Legal Proceedings                                                  9

  Item 2. Changes in Securities                                              9

  Item 3. Default Upon Senior Securities                                    10

  Item 4. Submission of Matters to a Vote of Security Holders               10

  Item 5. Other Information                                                 10

  Item 6. Exhibits and Reports on Form 8-K                                  11


SIGNATURES

          Northern Star Financial, Inc. and Subsidiary
         Consolidated Statements of Financial Position


                                                                     March 31, 1999               June 30, 1998
                                                                      (Unaudited)                   (Audited)
                                                                     --------------               -------------
ASSETS

Cash and Due from Banks                                                    $151,937
Federal Funds Sold                                                        1,755,842
Loans Receivable, Net of Allowance for Loan and
     Lease Losses of $22,500                                              2,984,660
Accrued Interest Receivable                                                  20,531
Property and Equipment, Net of Depreciation                                 448,711
Other                                                                        17,395                    $14,806
                                                                        -----------                   --------
Total Assets                                                             $5,379,076                    $14,806
                                                                        ===========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Demand Deposits                                                            $747,608
Savings Certificates                                                      1,037,100
                                                                        -----------
     Total Deposits                                                       1,784,708

Other Liabilities                                                            12,175                    $18,665
                                                                        -----------                   --------
Total Liabilities                                                         1,796,883                     18,665
                                                                        -----------                   --------
Stockholders Equity
Common Stock, $.01 par value, 15,000,000 shares
  authorized; 425,600 shares issued;
  425,600 and 10 shares outstanding                                           4,256                          0
Undesignated stock, par value $.01 per share; 5,000,000
  shares authorized, no shares issued                                             0                          0
Paid in Capital                                                           3,919,377                        100
Deficit Accumulated during the Development Stage                                  0                     (3,959)
Retained Earnings (Deficit)                                                (341,440)                         0
                                                                        -----------                   --------
   Total Stockholders Equity (Deficit)                                    3,582,193                     (3,859)
                                                                        -----------                   --------
   Total Liabilities and Stockholders Equity                             $5,379,076                    $14,806
                                                                        ===========                   ========


                 See Notes to Consolidated Financial Statements



          Northern Star Financial, Inc. and Subsidiary
           Unaudited Consolidated Statement of Income


                                                For the Three               For the Nine
                                                 Months Ended               Months Ended
                                                March 31, 1999             March 31, 1999
                                                --------------             --------------
Interest Income
Loans                                                $25,007                    $25,007
Investments                                            5,636                     10,249
                                                   ---------                  ---------
     Total Interest Income                            30,643                     35,256

Interest Expense
Deposits                                               5,245                      5,245
                                                   ---------                  ---------
     Total Interest Expense                            5,245                      5,245

Net Interest Income                                   25,398                     30,011

Provision for Loan Losses                            (22,500)                   (22,500)
                                                   ---------                  ---------
     Net Interest Income after
        provisions for loan loss                       2,898                      7,511

Noninterest Income
Other Fees and Service Charges                           763                        763
Other                                                    159                        159
                                                   ---------                  ---------
     Total Noninterest Income                            922                        922

Noninterest Expense
Compensation and Employee Benefits                   119,303                    119,303
Occupancy                                             27,783                     27,783
Office & Printing                                     18,438                     18,438
Advertising                                            9,611                      9,611
Organization Expenses                                 12,275                     54,349
Professional Fees                                     20,625                     98,485
Other                                                 17,945                     17,945
                                                   ---------                  ---------
     Total Noninterest Expense                       225,980                    345,914

Net Income (Loss)                                  ($222,160)                 ($337,481)
                                                   =========                  =========

Basic and Diluted Loss Per Share                      ($0.58)                    ($0.89)
                                                   =========                  =========


                 See Notes to Consolidated Financial Statements

              Northern Star Financial, Inc. and Subsidiary
                        Statement of Cash Flows
              For the Nine Months Ended September 30, 1999


                                                                    Unaudited
                                                                    ---------
CASH USED FOR OPERATING ACTIVITIES
      Net Loss                                                      ($337,481)
      Adjustment to reconcile net loss to net cash used
      by operating activities:
      Depreciation and amortization of premises and equipment           7,709
      Provision for loan losses                                        22,500
      (Increase) in other assets                                       (2,589)
      (Increase) in accrued interest receivable                       (20,531)
      (Decrease) in other liabilities                                  (6,490)
                                                                   ----------
            Net cash (used by) operating activities                  (336,882)
                                                                   ----------
Cash flows from investing activities:
      Loans originated, net of principal repayments                (3,007,160)
      Purchases of premises and equipment                            (456,420)
                                                                   ----------
            Net cash (used by) investing activities                (3,463,580)
                                                                   ----------
Cash flows from financing activities:
      Sale of common stock                                          4,255,900
      Costs associated with stock issuance                           (332,367)
      Increase in deposits                                          1,784,708
                                                                   ----------
            Net cash provided from financing activities             5,708,241
                                                                   ----------
Net increase in cash and cash equivalents                           1,907,779
CASH AND CASH EQUIVALENTS, JUNE 30, 1998                                    0
                                                                   ----------
CASH AND CASH EQUIVALENTS, MARCH 31, 1999                          $1,907,779
                                                                   ==========
                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Business activity and organization

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to June 30, 1998 financial statements and footnotes included in the Company's Prospectus and Registration Statement on Form SB-1 dated October 9, 1998.

Organization of the Business

Northern Star Financial, Inc. (the "Company") was incorporated under the laws of the State of Minnesota on January 22, 1998, for the purpose of becoming a bank holding company for a state chartered commercial bank, Northern Star Bank (the "Bank"). On October 9, 1998, the Company commenced an initial public offering of its Common Stock at $10.00 per share. The Company has accepted subscriptions (including subscriptions from the Bank's organizers to purchase an aggregate of 154,000 shares) to purchase an aggregate of 425,600 shares of its Common Stock. The proceeds from the stock subscriptions amounted to $3,923,633, net of selling expenses. The Bank's charter became effective January 25, 1999 and the Company injected $3,000,500 into the Bank's capital accounts.

Summary of Significant Accounting Policies

Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company prior to January 25, 1999, reported as a development stage enterprise because its activity included raising capital and establishing a new bank. Upon opening, the Bank and the Company's primary attention turned to routine, ongoing bank activities and it ceased to be a development stage enterprise.

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents included cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for a one-day period.

Provisions for Loan Loss. The allowance for loan loss was established by a charge to income based on management's evaluation of the known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

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

Earnings Per Share. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS). Basic earnings per share are based on the weighted average outstanding common shares. Dilutive net income per share is based on the weighted average outstanding shares reduced by the effect of stock options and warrants. The stock subscriptions described above were contingently issuable subject to the Bank charter approval which occurred on January 25, 1999 and included in the denominator of EPS as of the date of the Company's Registration Statement on Form SB-1, referred to above, resulting in 380,125 adjusted weighted average shares.

NOTE 2:  STOCK OPTION PLAN

In October 1998, the Company adopted a stock option plan, the 1998 Equity Incentive Plan (the EIP). As of March 31, 1999 certain officers, directors and employees have been granted options to purchase 54,800 shares at an exercise price of $10.00 per share. The options vest over a period ranging from three to five years and must be exercised within ten years of the grant date. The option shares are not included in the calculation of diluted earnings per share because there have not been any shares traded and current market price per share is assumed to be no greater than the option exercise price and the option shares are not "in the money."

NOTE 3:  NEW ACCOUNTING STANDARDS

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loan Held for Sale by a Mortgage Banking Enterprise" -issued October 1998, revises the accounting and reporting standard for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. It requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. It also requires that after the securitization of mortgage loans held, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement was effective for the fiscal quarter beginning January 1, 1999. Adoption did not have an effect on financial positions and the results of operations.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's registration Statement on Form SB-1 (Registration Number 333-61655 as filed with and declared effective by the Securities and Exchange Commission.

         The Company was organized on January 22, 1998. Since January 22, 1998 the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Minnesota Department of Commerce (the "DOC") for its application to charter its subsidiary bank, Northern Star Bank (the "Bank"), and the pursuit of approvals from the Federal Deposit Insurance Corporation (the "FDIC") for its application for insurance of the deposits of the Bank. On October 16, 1998, the Company received preliminary approval from the DOC to charter the Bank, and the Bank opened for business on January 25, 1999.

         At March 31, 1999, the Company had total assets of $5,379,076 consisting of federal funds sold of $1,755,842, net loans of $2,984,660, property, at cost less accumulated depreciation of $448,711, cash of $151,937, and other assets totaling $37,926. The Company's liabilities at March 31, 1999, were $1,796,883, consisting of deposits of $1,784,708, and accrued expenses and other liabilities of $12,175. The Company's shareholder's equity totaled $3,582,193 at March 31, 1999.

         The Company had a net loss of $337,481 for the nine months ended March 31, 1999. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. With respect to the Company, these activities included (without limitation) the preparation and filing of an application with the DOC to charter the Bank, the preparation and filing of an application with the "FDIC" to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the DOC and the FDIC in connection with the application process, preparation and filing of an application with the Federal Reserve Bank of Minneapolis for approval as a bank holding company, and the selling of the Company's common stock in the offering. With respect to the Bank, these activities included (without limitation) completing all required steps for final approval from the DOC for the Bank to open for business, hiring qualified personnel to work in the office of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening.

         From the Bank's opening date on January 25, 1999 through March 31, 1999, the Bank attracted $1.8 million in deposits, and made loans of $3.0 million. Net interest income for the three-month period ending March 31, 1999 totaled $2,898, after a provision for loan losses of $22,500 and operating expenses of the Company totaled $225,980, including compensation and benefits of $119,303 organization expenses of $12,275, occupancy and equipment expenses of $46,221, professional and other outside services of $20,625, and other expenses of $27,556.

YEAR 2000 READINESS

         Like many financial institutions, the Company and the Bank rely upon computers for their business operations and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be wide spread computer malfunctions. The Company and the Bank generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. Presently the Company is obtaining and assessing test results from these third parties to determine reliability and adequacy towards satisfying Year 2000 related requirements. Based upon information currently available, management does not believe that the Company or the Bank will incur significant costs in connection with the Year 2000 issue. Management at this time estimates that the direct project costs should not exceed $25,000. However, Year 2000 costs are difficult to estimate, particularly since the Company and the Bank rely largely on outside service providers for its computer hardware and software products, and total costs could exceed this amount substantially. Nevertheless, there can be no assurances that all hardware and software that either the Company or the Bank uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company or the Bank will incur to respond to any Year 2000 issues. Further, the business of many of the Bank's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Bank's customers in solving Year 2000 issues could negatively affect such customers' ability to repay any loans which the Bank may have extended. Therefore, even if the Company and the Bank do not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition and results of operation. The Bank is currently working to enhance Testing Methodology and Y2K Contingency Plan and all testing is expected to be completed by mid-1999. Various members of the senior management of the Bank are working on the Year 2000 issues.

                  Northern Star Financial, Inc. and Subsidiary
                                 March 31, 1999

                                     PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Recent Sales of Unregistered Securities

By March 31, 1999 the Company had closed on the sale of subscriptions to purchase 154,000 shares (for a total of $1,540,000) of the Company's common stock by the Company's organizers which included the Company's officers and directors. The Company claims an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

         (d)      Use of  Proceeds from Registered Securities

On October 9, 1998, the Company's Registration Statement File Number 333-61655, on Form SB-1 was declared effective by the Securities and Exchange Commission. The offering commenced on October 9, 1998, and by March 31, 1999, the Company had accepted subscriptions for the purchase of an aggregate of 425,600 shares (271,600 shares from investors in the public offering and subscriptions for 154,000 shares from the Bank's organizers). The Company entered into an Agency Agreement with BancStock Financial Services, Inc. who agreed to use their best efforts to sell a minimum of 157,000 and a maximum of 329,000 shares of the Company's common stock, par value $.01. The Company registered 329,000 shares of common stock at $10.00 per share for an aggregate price of $3,290,000. On April 1, 1999, the Company closed on the sale of 271,600 shares to non organizers, for an aggregate purchase price of $2,716,000. The offering has terminated and 57,400 shares remained unsold. After deducting offering expenses the Company's net proceeds from the offering were $2,383,633.

         Gross Proceeds From the Offering                           $ 2,716,000

         Offering Expenses (all of which represented direct or
           indirect payments to others):
         Sale agent commission and fees     $217,340
         Legal fees                           71,285
         Accountant fees                       6,500
         Escrow fees                           1,030
         Registration fees                     4,796
         Financial printing fees              31,416
                                           ---------
            Total Offering Expenses                                     332,367
                                                                      ---------
            Net Proceeds After Offering Expenses                    $ 2,383,633
                                                                      =========

         Use of Net Proceeds (all of which represented direct or
           indirect payments to others):
         Investment in capital stock of Northern Star Bank          $ 2,383,633
                                                                      =========
                                       9

Item 3.  Defaults Upon Senior Securities.

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.

Item 5.  Other Information.

The Company commenced banking operations on January 25, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27.0 Financial Data Schedule (for electronic filing purposes)

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

                         NORTHERN STAR FINANCIAL, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Northern Star Financial, Inc.





Date:  May 12, 1999                  By:  /s/ Thomas Stienessen
                                          Thomas Stienessen
                                          President and Chief Executive Officer