Form 10KSB
period 1999-06-30
NORTHERN STAR FINANCIAL INC
filed 1999-10-06
CIK 1068179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         Commission File No.: 000-25231

                          NORTHERN STAR FINANCIAL, INC.
           (Name of Small Business Issuer as specified in its charter)
            Minnesota                                        41-1912467
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                      Identification Number)
                  1650 Madison Avenue, Mankato, Minnesota 56001
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (507) 387-2265 Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $.0l par value per share

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $154,875

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 3, 1999 was approximately $1,906,500 based upon the average high and low bid prices of the Registrant's Common Stock on such date.

There were 425,600 shares of Common Stock, $.0l par value, outstanding as of September 3, 1999.
                            -------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one).  Yes [  ]  No [ X ]

                                      INDEX


Description                                                                 Page

PART I.........................................................................1

   ITEM 1. DESCRIPTION OF BUSINESS.............................................1
   ITEM 2. DESCRIPTION OF PROPERTY............................................10
   ITEM 3. LEGAL PROCEEDINGS..................................................10
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

PART II.......................................................................11

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........11
   ITEM 7. FINANCIAL STATEMENTS...............................................25
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................46

PART III......................................................................46

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............46
   ITEM 10. EXECUTIVE COMPENSATION............................................46
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....46
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................47
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................47

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of varies factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

GENERAL

         Northern Star Financial Inc., a Minnesota corporation, (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956 ("BHC Act"). On January 25, 1999, the Company acquired all the outstanding shares of Northern Star Bank (the "Bank"). As a bank holding company, the Company is a legal entity separate and distinct from the Bank. The Company's revenues and net income are derived solely from the Bank through dividends and management fees.

         The Bank commenced operation on January 25, 1999. The Bank serves the banking needs of residents of the Minnesota counties of Blue Earth and Nicollet, which include the Mankato, Minnesota area. The Bank conducts its operations from a single bank office located at 1650 Madison Avenue, Mankato, Minnesota. The Bank is a Minnesota State Chartered Bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is primarily engaged in the business of attracting deposits from the general public and local businesses and providing credit services in the form of commercial, agricultural, real estate and consumer loans. The Bank provides a full range of deposit accounts and credit services, along with other traditional commercial and consumer banking services, including safe deposit services and automated teller cards.

DEPOSITS

         The Bank offers a full range of deposit services that are typically available in most banks and savings associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Mankato area. In addition, the Bank offers certain retirement account services and sweep accounts, such as Individual Retirement Accounts (IRAs).

LENDING ACTIVITIES

         General. The Bank emphasizes a range of lending services, including commercial, real estate, and consumer loans, to individuals and small to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

         Commercial, Lease and Agricultural Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principal owners of the business. For loans secured by accounts receivable or inventory, the principal amount of a loan will typically be repaid as the assets securing the loan are converted into cash, and in other cases, the principal amount of a loan will typically be due at maturity. The primary economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Bank's principal market area. The Bank expects that it will make a significant portion of its commercial loans to small to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are included as they are classified as consumer loans). The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit will typically expire ten years or sooner after origination. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of short-term loans. Management attempts to reduce the Bank's credit risk in its commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the collateral property, combined with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically will carry balances of less than $25,000 and, in the case of non-revolving loans, will be amortized over a period not to exceed 60 months. Ninety-day term loans typically bear interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers. The principal competitors of consumer loans will be the established banks in the Bank's principal market area.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit. The Bank has established a directors' loan committee that has lending limits, and any loan in excess of this lending limit will be approved by the directors' loan committee. The Bank will not make any loans to any director, officer, or employee of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

         Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing lending limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit. Since the enactment of the FIRREA in 1989, the Bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other services the Bank provides include cash management services, safe deposit boxes, traveler's checks, and direct deposit of payroll and social security checks. The Bank expects to provide in the future telebanc and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Minnesota and other regions and permit customers to access their funds 24 hours a day from locations outside the Bank's primary market area. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.

         The Company entered into a joint venture in July 1999 to form Homeland Mortgage Company, LLC. Homeland Mortgage Company, LLC was established to serve as a mortgage servicer and originator. Under the terms of the joint venture agreement, the Company acquired a 49% equity interest in Homeland Mortgage Company, LLC.

LOCATION AND SERVICE AREA

         The Bank's principal market area is the Minnesota counties of Blue Earth and Nicollet, which includes the communities of Mankato, North Mankato, LeHiller and Skyline, Minnesota, from which the Bank is expected to draw a significant portion of its business. Approximately 85,000 people reside in the Bank's principal market area. The 1997 median household income of residents living in the Bank's principal market area was approximately $43,000.

MARKETING FOCUS

         The Company believes that local bank branches of large regional banks and a limited number of small community banks provide the majority of the banking services within its principal market area. The Company believes there is a need for a locally operated and managed community bank and believes that the Bank can successfully fill this need. The Company generally will concentrate its efforts on attracting and servicing small to medium-sized businesses and individuals. The Company plans to utilize newspaper, radio and billboard advertising in its principal market area to promote the Bank. The Company intends to emphasize the Company's local management and ownership and the Bank's community focus, its ability to provide personalized service and its competitive products and services.

COMPETITION

         The business of operating a community bank is highly competitive. The Bank will compete with community and national banks, credit unions, thrifts, and non-financial institutions such as insurance companies and investment banks. The Bank's principal market area, the two Minnesota counties of Blue Earth and Nicollet, are served by 40 offices of 21 different banks, two federal savings banks and five credit unions. The communities of Mankato and North Mankato are served by four locally chartered commercial banks. During 1999 two of the four bank charters were acquired and a savings bank charter was converted to a commercial bank charter and relocated. Banks and credit unions located outside of the counties of Blue Earth and Nicollet also compete with the Bank. Most, if not all, of the Bank's competitors have substantially greater financial resources than the Company. The Company believes the Bank's competitive strength will lie in providing long-term, relationship-oriented banking services by management and employees with strong ties to the Mankato area. The Bank expects to target all residents of its principal market area, especially local businesses and homeowners.

SUPERVISION AND REGULATION

General

         Commercial banking is highly regulated at both the federal and state level. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices and other aspects of the Company's and the

Bank's operations are subject to regulation. This regulation is designed primarily to protect depositors and not to benefit owners of the Company or the Bank. The highly regulated environment in which the Company and the Bank operate is subject to frequent change. Federal banking bills are currently under consideration in Congress which, if enacted, could have a variety of effects on this regulatory environment. In general, pending legislation would repeal portions of the Glass-Steagall Act and would broaden the permissible range of affiliations between commercial banks and investment banks. In addition, these bills could limit the authority of the Office of the Comptroller of the Currency to authorize new insurance activities for banks, and could provide relief from a variety of federal banking regulations. The Company cannot fully predict the nature or the extent of any effects which these proposed regulatory changes or other possible regulatory changes may have on its business and earnings. Such changes may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.

Bank Holding Company Regulation

         In addition to a variety of generally applicable state and federal laws governing businesses and employers, the Company is extensively regulated by special laws applicable only to financial institutions. Virtually all aspects of the Company's operations are subject to specific requirements or restrictions and general regulatory oversight. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the financial institution and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of shareholders of the Company.

         Supervision. As a bank holding company, the Company is subject to regulation by the Federal Reserve Board under the BHC Act and various regulations adopted by the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant currently to the BHC Act. The Federal Reserve Board also may examine the Company. The Company is not currently subject to any formal or informal enforcement actions by any bank regulatory office as a result of such examination or for any other reason. The Federal Reserve Board also has authority, in certain circumstances, to approve or disapprove stock redemptions, changes in ownership or control, and dividend payments. The Federal Reserve Board may also require that the Company terminate an activity or terminate control of or liquidate or divest certain non-bank subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital.

         Payment of Dividends by the Company. The Federal Reserve Board has indicated that banking organizations should generally pay cash dividends out of current operating earnings and the current rate of earnings retention should be consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board policy strongly discourages a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The Federal Reserve may, and in certain circumstances must, prohibit a bank holding company from making any capital distributions without prior approval of the Federal Reserve Board, if the subsidiary institution is undercapitalized. The Federal Reserve Board also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers or acquisitions.

         In addition to the restrictions on dividends imposed by the Federal Reserve, under the Minnesota Business Corporation Act, the discretion of the Company's Board of Directors is constrained by Minnesota Statutes, section 302A.551. Under that section, the Board may only authorize a dividend if in good faith, in a manner that the directors reasonably believe to be in the best interests of the corporation, and with the care an ordinarily prudent person in a like position would exercise under similar circumstances, the board determines that the corporation will be able to pay its debts in the ordinary course of business after making a distribution.

         Regulatory Capital Requirements. The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a capital leverage requirement expressed as a percentage of total assets, (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets, and (iii) a Tier 1 leverage requirement expressed as a percentage of total assets. Tier 1 capital consists of common stockholders' equity, qualifying preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. The Federal Reserve Board approved the use of certain cumulative preferred stock instruments in Tier 1 capital as minority interest in the equity accounts of consolidated subsidiaries. The failure of a bank holding company to meet its risk-weighted capital ratios may result in supervisory action, as well as an inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination. The federal bank regulators have previously indicated a desire to raise minimum capital requirements for banking organizations and have suggested that revisions to the risk-based capital requirements should be made. The effect of any future change in the required capital ratios of the Company cannot be determined at this time.

         Activity Limitations. The BHC Act, in general, limits the activities that may be engaged in by the Company and the Bank and the Company's other subsidiaries to those so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board, in making such determinations, considers whether performance of the activities by the Company can reasonably be expected to produce benefits to the public without any adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Company may engage, subject to Federal Reserve Board guidelines and approvals, in such closely-related activities as: (1) making or acquiring loans and other extensions of credit of the type made by mortgage, finance, credit card, or factoring companies; (2) operating an industrial bank; (3) servicing loans and other extensions of credit; (4) performing the functions of a trust company; (5) acting as an investment or financial advisor; (6) leasing certain real estate or personal property; (7) making investments to promote community welfare; (8) providing data processing and data transmission services; (9) acting as an underwriter for credit life insurance and credit health and accident insurance directly related to extensions of credit by the holding company system; (10) providing courier services for checks and certain other instrument exchanges among banks and for audit and accounting media of a banking or financial nature;
(11) providing certain kinds of management consulting advice; (12) selling, at retail, money orders, travelers' checks and U.S. savings bonds; (13) performing real estate appraisals; (14) arranging commercial real estate equity financing;
(15) providing securities brokerage services; (16) underwriting or dealing in government obligations and money market instruments; (17) engaging in foreign exchange advisory and transactional services; and (18) acting as a futures commission merchant. Recently enacted legislation allows well capitalized bank holding companies to engage in certain activities without the advance approval of the Federal Reserve Board. Well capitalized bank holding companies are required merely to notify the Federal Reserve Board within ten business days of engaging in such activity. The Federal Reserve Board recently proposed amendments to its regulations defining the scope of permissible bank holding company activities which will, if adopted, broaden the scope of such activities. The Company may, in the future, if appropriate opportunities arise, engage in the acquisition of additional banks, subject to the approval of the Federal Reserve Board.

         Under the BHC Act, the Company must obtain prior Federal Reserve approval before it acquires direct or indirect ownership or control of any voting shares of any bank or other bank holding company if, after such acquisition, it will own or control directly or indirectly more than 5% of the voting stock of the entity, unless it already owns a majority of the voting stock of the entity. The Company also must obtain prior Federal Reserve approval before it acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company. The Company will be, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of a company which is not a bank or a bank holding company, and must engage in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary Banks. The Federal Reserve, by order or regulation, may authorize the Company to engage in or acquire stock in a company engaged in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. In reviewing any application or proposal by the Company, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the Company and the banks concerned, the convenience and needs of the community to be served, as well as the probable effect of the transaction upon competition. Recent decisions by the Federal Reserve under the BHC Act have underscored the importance placed by the Federal Reserve upon the record of the applicant and its subsidiary banks in meeting the credit needs of its community in accordance with the Community Reinvestment Act of 1977. See "Community Reinvestment Act and Other Consumer Protection Statutes" below.

Bank Regulation

         The continued earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirement and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         Supervision. The Bank, as a state chartered banking corporation, is subject to primary supervision, examination and regulation by the Minnesota Department of Commerce ("DOC") and the Federal Deposit Insurance Corporation. Various requirements and restrictions under the laws of the State of Minnesota and the United States also affect the operation of the Bank. These statutes and regulations relate to many aspects of the operations of the Bank, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Some of these statutes and regulations and their effect on the Bank are discussed below. Moreover, from time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made. The likelihood of any major changes and the impact of such changes are impossible to predict.

         Deposit Insurance. As an FDIC-insured institution, the Bank will be required to pay deposit insurance premium assessments to the FDIC. The amount each insured depository institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. BIF-member institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium (currently 0% of deposits) while BIF-member institutions that are under capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium (currently up to 0.27% of deposits).

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or under agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

         Payment of Dividends by the Bank. There are state and federal statutory and regulatory requirements limiting the amount of dividends which may be paid to the Company by the Bank. Generally, a bank may pay cash dividends out of current operating earnings to the extent that the current rate of earnings retention is consistent with the bank's capital needs, asset quality and overall financial condition. The governing regulatory agency has the authority to prohibit the Bank from engaging in business practices which the governing regulatory agency considers to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank, that the governing regulatory agency may assert that the payment of dividends to the Company by the Bank might, under some circumstances, be such an unsafe and unsound practice.

         For example, as a prerequisite to the payment of dividends, Minnesota Statutes, section 48.09, subd. 1, requires the Bank to set aside all of its net profits to a surplus fund until the surplus fund is equal to 20% of the Bank's capital stock, and 10% of its net profits while the surplus fund is equal to between 20% and 50% of the Bank's capital stock. Even when the surplus fund requirements are met, all bank decisions regarding dividends are subject to the DOC approval.

         Common Liability. Under federal law, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default.

         Affiliate Transaction Limitations. Financial institutions are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investment in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets from the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank and any other subsequently acquired bank unless the loans are secured by marketable obligations of specified amounts. Further, such secured loans, investments and other transactions between any of the Bank and the Company or any other affiliate are limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans, investments and other transactions are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Such transactions must also comply with regulations prohibiting terms that would be preferential to the Company or other affiliates of the Bank.

         Regulatory Capital Requirements. The Bank is required to comply with capital adequacy standards set by the respective primary federal regulatory agency. The regulations may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are two basic measures of capital adequacy: a risk-based capital measure, and a Tier 1 leverage measure.

         The risk-based capital measure was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations;
(ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance-sheet items to broad risk categories. An institution's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.

         Qualifying capital consists of two types of capital components: "core capital elements" ("Tier 1" capital) and "supplementary capital elements" ("Tier 2" capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of
(i) common shareholders' equity, (ii) qualifying perpetual preferred stock, subject to certain limitations, and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital ("Tier 2" capital) consists of such additional capital elements as (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock (subject to limitations). The maximum amount of Tier 2 capital that may be included in qualifying total capital is limited to 100% of Tier 1 capital (net of goodwill).

         Under current capital adequacy standards, financial institutions must meet a minimum ratio of qualifying capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.

         The Bank also must maintain an allowable leverage ratio. The leverage ratio is defined as the ratio of Tier 1 capital to average total assets. Under current capital adequacy standards, financial institutions must meet a minimum leverage ratio of 4%.

         As a result of the FDIC Improvement Act of 1991, the federal bank regulatory agencies are directed to adopt regulations defining banks as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the law, depending upon the bank's classification, a bank may be directed to prepare and implement a capital restoration plan, to be guaranteed by its parent bank holding company. Further, banks are subject to increased restrictions upon activities and heightened regulatory management as capital classifications decline.

         Generally, under regulations adopted by all of the bank federal regulatory agencies, "well capitalized" has been defined as an institution with a total capital to risk-based asset ratio of 10%, a Tier 1 capital to risk-based asset ratio of 6% and a Tier 1 leverage ratio of 5%. The regulations further provide that an "adequately capitalized" institution must have a total capital to risk-based asset ratio of at least 8%, a Tier 1 capital to risk-based asset ratio of 4% and a Tier 1 leverage ratio of 4%. Institutions not satisfying the requirements for "adequately capitalized" will be deemed "undercapitalized." Institutions with a total capital to risk-based asset ratio of 6% or less, a Tier 1 capital to risk-based asset ratio of 3% or less, or a Tier 1 leverage ratio of 3% or less will be deemed "significantly undercapitalized." Finally, the regulations provide that an institution with a Tier 1 leverage ratio of less than 2% will be deemed "critically undercapitalized." Federal bank regulatory agencies, including the FDIC, are authorized to down-grade a financial institution from one capital category to the next if an examination reveals that the asset quality, management, earnings or liquidity of that institution are less than satisfactory. Under the regulations, as of June 30, 1999 the Bank is classified as "well capitalized."

         Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems, internal audit systems, credit writing, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

         Acquisitions and Branching. Banks, including the Bank, have the authority under Minnesota law to establish branches (referred to under Minnesota law as "detached facilities") in any municipality in the state of Minnesota, subject to receipt of all required regulatory approvals, except a municipality having a population of 10,000 or less, unless all the banks having a principal office in the municipality have consented in writing to the establishment of the branch (this rule is often called the "home town protection rule.")

         Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") allows the responsible Federal banking agency to approve applications for mergers of depository institutions across state lines without regard to whether such activity is contrary to state law. Any statue could, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such state from participating in any interstate branch merger. Each state is permitted to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The RNA also imposes limitations on the aggregate amount of depository that may be held by the surviving bank and all of its insured depository institution affiliates. Only Texas opted-out of the interstate merger provision. The Minnesota legislature has taken action to opt in and has authorized interstate branching effective June 1, 1997. It exercised its discretion, however, to retain a minimum age requirement (or "seasoning requirement") of 5 years. Therefore, the Bank may not be acquired by an out-of-state bank nor may the Bank merge into an out-of-state bank for 5 years after its creation. Nevertheless, the RNA could present acquisition and branching opportunities to the Company, and could allow out-of-state banks easy access to markets currently served by the Company thereby increasing competition.

         Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires a financial institution to help meet the credit needs of its entire community, including low-income and moderate-income areas. On May 3, 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating and supervising bank and holding company activities; for example, CRA performance may be considered in approving proposed bank acquisitions. The Banks are also subject to a variety of consumer protection laws and fair lending laws. Violations of these laws may cause regulators to impose substantial penalties or take other administrative action.

EMPLOYEES

         As of June 30, 1999, the Bank had 8 full-time employees and one part-time employee. The Company has only one employee, Thomas Stienessen, who is also the President and Chief Executive Officer of the Bank. The Bank's employees are not represented by a collective bargaining agreement.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Reference is made to the statistical and financial data contained in "ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," for statistical and financial data providing a review of the Company's business activities.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's and Bank's office is located at 1650 Madison Avenue, Mankato, Minnesota. The Bank has entered into a 10 year lease agreement to rent approximately 5,000 square feet. Pursuant to the lease agreement, the Bank pays monthly rent of approximately $6,042 during the first three years of the lease, $6,250 a month for the next three years, and $6,458 per month for the last four years of the lease term. The Bank has the option to extend the lease term for two consecutive five year periods with a right of first refusal on any additional space that becomes available. The Bank's office includes a teller line with three tellers, two platform positions, a drive-through window and executive and administrative offices.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material litigation or other legal proceedings pending against the Company or the Bank or any of their property.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol "NSBK" since February 2, 1999. Quotations in the following table represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                    Common Stock
                         ------------------------------
Fiscal Quarter Ended       High Bid           Low Bid
-------------------------------------------------------
March 31, 1999               $10.00            $10.00
June 30, 1999                 11.50              9.50

         At September 3, 1999 the last sale price for the Company's Common Stock was $10.25 per share. At September 3, 1999, there were issued and outstanding 425,600 shares of Common Stock of the Company held by 43 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

         The Company has paid no dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of Northern Star Financial, Inc. This commentary should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the years ended June 30, 1998 and 1999 included under Item 7 - FINANCIAL STATEMENTS of this report. The consolidated entity includes Northern Star Financial, Inc. and its wholly-owned subsidiary, Northern Star Bank, Inc. Collectively, unless the context states otherwise, the consolidated entity is referred to as the Company.

OVERVIEW

         Northern Star Financial, Inc. (the "Company"), a Minnesota corporation, was incorporated on January 22, 1998. The Company is a bank holding company and owns all of the outstanding capital stock of Northern Star Bank, Inc. (the "Bank"). The Company's operations, during the period from its inception through January 25, 1999 when the Bank commenced operations, consisted solely of organizing activities. The Company's organizing activities consisted primarily of: (i) preparing and coordinating its application for deposit insurance with the Federal Deposit Insurance Corporation ("FDIC"); (ii) preparing and coordinating the Bank's application with the Minnesota Department of Commerce ("DOC"); (iii) conducting the private placement of shares of its Common Stock to the Company's officers and directors; and (iv) preparing, filing and coordinating the Company's Registration Statement (the "Registration Statement") with the Securities and Exchange Commission pursuant to the Company's initial public offering of up to 329,000 shares of its Common Stock at an offering price of $10.00 per share. The Company's Registration Statement was declared effective by the Securities and Exchange Commission on October 9, 1998. On October 16, 1998, the DOC approved the application of the Bank to become a state-chartered community bank, and on December 24, 1998, the FDIC approved the Company's application for deposit insurance for the Bank. On December 31, 1998, the Company closed on the private placement of 154,000 shares of Common Stock to its officers and directors and 146,000 shares of Common Stock to the public pursuant to the Company's public offering. The Bank began operations on January 25, 1999 at its only banking location in Mankato, Minnesota. On April 1, 1999, the

Company completed the sale of an additional 125,600 shares of its Common Stock to complete its initial public offering. In connection with the Company's private offering and initial public offering of its Common Stock, the Company raised net proceeds $3,923,733.

         During the development stage, from January 1998 ("Inception") to January 25, 1999 (the "Bank Opening"), the Company accumulated a net loss of $226,103. The net loss from the bank opening January 25, 1999 to June 30, 1999 amounted to $271,529. During fiscal 1999 total assets of the Company grew from $14,806 to $9,635,608, and the net loss amounted to $493,672 or $1.60 per share.

RESULTS OF OPERATIONS

         The operating results of the Company depend primarily on net interest income. The Company's net interest income is determined by interest rate spread, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch in the maturing and repricing characteristics of interest earning assets and interest-bearing liabilities. Interest rate spread is the difference between the yield earned on interest-bearing assets and the rates paid on interest-bearing liabilities. The Company's operations are also affected by the establishment of provisions for loan losses and the level of its other income, including service charges on deposit accounts and sold real estate loan fees, as well as its other expenses and income tax provisions.

         The results of operations of the Company as of and for the fiscal year ended June 30, 1999, reflect the activities of the Company in organizing the Company and the Bank and its five months results of operations following the opening of the Bank on January 25, 1999. The Company does not have any results of operations to report for the fiscal year ended June 30, 1998 since it did not engage in any operating activity for such period, other than those organizing activities described above.

         The Company had interest income of $154,875 for the fiscal year ended June 30, 1999. Net interest income before the provision for loan losses of $114,863 was earned for the period after incurring an interest expense of $40,012. Loan interest income of $120,005 represented the largest portion of the Company's interest income, since the Company had the largest portion of earning assets in its loan portfolio. The weighted average yields earned on the Company's interest-bearing assets of $1,866,661 were 8.30% for the period and the average rates paid on the Company's interest bearing liabilities of $901,088 were 4.44% for the period. The net interest spread, the difference between the average yield earned on interest earning assets and the average rate paid on interest-bearing liabilities was 3.86%.

         The provision for loan losses was established at $56,250 at June 30, 1999, reflecting management's estimate of the amount necessary to adequately reflect possible loan losses. The Company's allowance for loan losses as a percentage of its year-end loans was 1.14%. Management's judgment as to the adequacy of the allowance is based upon an evaluation of the inherent risks in the loan portfolios, which it believes to be reasonable, which may or may not prove to be accurate. Thus, there can be no assurance that the Company's charge-offs in future periods will not exceed the allowance for loan losses or that an additional increase in the loan loss allowance will not be required. The Company had no charge-offs in 1999.

         The Company earned non-interest income of $45,499 for the period representing service charges on deposit accounts and gains on the sale of residential mortgage loans, partially offset by a loss on the sale of loans of $3,050. As a percentage of average assets, non-interest income was 1.77% for the Company's truncated year of operations ended June 30, 1999.

         The Company incurred other non-interest expenses of $594,734 for fiscal year ended June 30, 1999, inclusive of costs associated with setting up the Bank's operations. The Company incurred nonrecurring pre-opening expenses of approximately $304,000 in organizing the Bank's operations. The pre-opening expenses also include $248,000 in organizational costs expensed due to a change in accounting. Staffing at the Bank was at a full-service level beginning the first part of December 1998 for training in preparation for the Bank's opening on January 25, 1999 and other non-interest expenses were incurred in operating the Bank. Non-interest expense included $40,364 in salaries and employee benefits incurred during the initial start-up phase of the Company and approximately $15,636 in opening expenses. As a percentage of average assets, non-interest expenses were 24.8%.

         The Company's net loss for the year-ended June 30, 1999 was $493,672.

         At June 30, 1999, the Company had total assets of $9,635,608, which consisted of cash and due from the Bank of $210,662, federal funds sold of $2,533,236, securities and short-term investments of $745,119, FHLB stock of $16,400, net loans of $5,563,095, accrued interest receivable of $59,527, property and equipment of $486,685 and other assets of $20,884. At June 30, 1999, the Company had liabilities of $6,164,569 in deposits and $47,337 in other liabilities. Stockholders' equity at June 30, 1999 was $3,423,702.

AVERAGE BALANCES, YIELDS AND RATES

         The following table sets forth, for the fiscal year ended June 30, 1999, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

                                                                              Fiscal 1999
                                                             ----------------------------------------------
                                                                                                Average
                                                                  Average                       Yield or
                                                                  Balance         Interest       Rates
ASSETS
Federal Funds Sold                                              $   544,083       $  26,089       4.79%
Investment Securities                                                60,531           3,590       5.93%
Loans                                                             1,098,420         120,005      10.93%
Other Interest-Earning Assets                                       163,637           5,191       3.17%
                                                                -----------      ----------      ------

Total Earning Assets                                              1,866,661        $154,875       8.30%
                                                                                   --------
Cash & Due From Banks                                               353,297
Premises & Equipment                                                167,622
Other, Less Allowance for Loan Loss                                   5,765
                                                              -------------
Total Assets                                                     $2,393,345
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Deposits                                       $   901,088       $  40,012       4.44%
Non Interest Bearing Deposits                                       255,238
Other Liabilities                                                    71,765
Stockholders' Equity                                              1,165,254
                                                                 ----------
Total Liability and Stockholders' Equity                         $2,393,345
                                                                 ==========

Net Interest Spread                                                                               3.86%
Net Interest Income/Margin                                                         $114,863       6.15%
                                                                                   ========

Ratio of Average Interest
Earning Assets to Average Interest-Bearing Liabilities                                            2.07x

         As shown in the above table, the average yield on earning assets was 8.30%, while the average cost of funds was 4.44% for a net interest spread of 3.86%. The net interest margin as a percentage of interest-earning assets was 6.15%. The average balances above were calculated on an annualized basis, even though the Company was not in operations for the entire fiscal year. Income on loans includes loan fees of $45,559.

RATE/VOLUME ANALYSIS

         Net interest income can be analyzed in terms of the impact of changing rates and changing volume. As this was the first period of operations for the Company, all interest income and expense is attributable to volume. Therefore, the Company has omitted the table analyzing the changes in net interest income, as it would not be meaningful since there are no 1998 results.

LIQUIDITY AND RATE SENSITIVITY

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

         Primary sources of liquidity for the Company are a stable base of deposits, scheduled repayments on the Company's loans, and interest and maturities of its investments. These funds are held in various forms of investments with various degrees of liquidity. All securities of the Company have been classified as available-for-sale. If necessary, the Company has the ability to sell a portion of its investment securities to manage its interest sensitivity gap or liquidity. The Company also may utilize its cash and due from banks and federal funds sold to meet liquidity needs. Additionally, the Company has an unsecured line of credit with a correspondent bank in the amount of $250,000. No borrowings have been drawn on this line of credit.

         The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments. The Company's net interest income generally would benefit from rising interest rates when it has an asset-sensitive gap position. Conversely, the Company's net interest income generally would benefit from decreasing rates of interest when it has a liability-sensitive gap position.

         Because the Bank has only been open since January 25, 1999, and not yet generated a substantial amount of loans, the Company is currently asset sensitive over all time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

INTEREST RATE SENSITIVITY ANALYSIS

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yields, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding various funding sources. The interest rate sensitivity position at June 30, 1999 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. The table may not be indicative of the Company's rate sensitivity position at other points in time.

INTEREST RATE SENSITIVITY ANALYSIS

                                                             After Three
                                             Within Three    but within     After One but
                                                Months         Twelve        within Five        After
                                                                Months          Years        Five Years      TOTAL
                                               -------        -------         -------          -------      -------
                                                                  (Dollars in Thousands)
Interest Earning Assets
  Federal Funds Sold                           $ 2,533        $     0         $     0          $     0      $ 2,533
  Investment Securities                              0              0               0              745          745
  Loans                                          2,877            241           1,488            1,014        5,620
                                               -------        -------         -------          -------      -------
Total Earning Assets                           $ 5,410        $   241         $ 1,488          $ 1,759      $ 8,898
                                               =======        =======         =======          =======      =======

Interest Bearing Liabilities
  Money Market & Now                           $   127        $     0         $     0          $     0      $   127
  Regular Savings                                3,244              0               0                0        3,244
  Time Deposits                                     30          1,420             329                0        1,779
                                               -------        -------         -------          -------      -------
Total Interest Bearing Liabilities             $ 3,401        $ 1,420         $   329          $     0      $ 5,150
                                               =======        =======         =======          =======      =======

Interest Sensitivity Gap                       $ 2,009       ($ 1,179)        $ 1,159          $ 1,759      $ 3,748

Cumulative Interest Sensitivity Gap            $ 2,009           $830         $ 1,989          $ 3,748      $ 3,748

Ratio of Interest Sensitivity Gap to
  total earning assets                          22.58%        (13.25%)         13.03%           19.77%       42.13%

Ratio of Cumulative Interest
  Sensitivity Gap to total earning
  assets                                        22.58%          9.33%          22.36%           42.13%       42.13%

         As evidenced by the table above, the Company is cumulatively asset-sensitive at one year. In a rising interest rate environment, an asset-sensitive position (a positive gap ratio) is generally more advantageous since assets re-price sooner than liabilities. Conversely, in a declining interest rate environment, a liability-sensitive position (a negative gap ratio) is generally more advantageous as interest-bearing liabilities re-price sooner than earning assets. With respect to the Company, an increase in interest rates would result in increased earnings, while a decline in interest rates would decrease income. This, however, assumes that all other factors affecting income remain constant.

LOAN PORTFOLIO

         Since loans typically provide higher interest yields than do other types of earning assets, the Company's intent is to channel a substantial percentage of its earning assets into the loan category. However since the Bank only commenced operations in January 1999, that category has not yet grown to a percentage of total earning assets, comparable to other banks that are well established. Average loans on an annualized basis were $1,098,222 for 1999. Total gross loans outstanding at June 30, 1999, including loans held for sale, were $5,619,345.

The following table summarizes the composition of the loan portfolio:

                                              Amount                % of Total
                                             -----------                ------

         Commercial, Lease & Agricultural    $1,843,707                 32.81%
         Real Estate - individual             1,496,460                 26.63%
         Real Estate - other                    843,394                 15.01%
         Consumer Loans                       1,435,784                 25.55%
                                             -----------                ------

         Total Loans                         $5,619,345                   100%
                                             -----------                ======

         Less:  Allowance for Loan Loss         (56,250)

         Total Net Loans                     $5,563,095

         The principal components of the Company's loan portfolio at year-end were mortgage loans and commercial loans which represented 74% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

         The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following table summarizes loan maturities, by type, and related interest rate characteristics at June 30, 1999:


                                                                After One but within
                                                   One Year          Five Years          After
                                                   or Less                            Five Years        Total

Commercial, Lease & Agricultural                  $   916,272         $   927,435    $         0      $1,843,707
Real Estate - individual                              812,173             334,318        349,969       1,496,460
Real Estate - other                                   448,020             297,574         97,800         843,394
Consumer Loans                                      1,144,982             290,802              0       1,435,784
                                                  -----------        ------------    -----------      ----------
     Total                                         $3,321,447          $1,850,129       $447,769      $5,619,345
                                                   ==========          ==========       ========      ==========

Loans maturing after one year with:
    Fixed Interest Rates                                              $   903,715
    Floating Interest Rates                                            $1,394,183

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio.

         At June 30, 1999, the allowance for loan losses was $56,250 or 1.14% of $4,937,752 in loans receivable (net of loans held for sale). The Bank has not charged off any loans since commencing operations. The provision for loan losses was made primarily as a result of management's assessment of general loan loss risk as the Bank recorded its first loans.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the year ended June 30, 1999, as well as a breakdown of the allowance for possible loan losses:

                                                             Year Ended June 30,
                                                                     1999
                                                                   --------
Balance at Beginning of Period                                     $      0
Charge-offs                                                               0
Recoveries                                                                0
Net Charge Offs                                                           0
Additions charged to operations                                      56,250
                                                                   --------
Balance at End of Period                                           $ 56,250

Ratio of net charge-offs during the period to
  average loans outstanding during the period                         0%

         At June 30, 1999, the allowance was allocated as follows:

                                                          Percent of Loans in
                                        Year Ended           Each Category
                                       June 30, 1999         to Total Loans
                                       -------------      -------------------
Commercial Lease & Agricultural            $13,310              32.81%
Real Estate - individual                    10,974              26.63%
Real Estate - other                          5,288              15.01%
Consumer Loans                               5,808              25.55%
Unallocated                                 20,870
                                           -------             -------

Total                                      $56,250             100.00%
                                           =======             =======

INVESTMENT PORTFOLIO

         At June 30, 1999, the investment securities portfolio represented approximately 8.42% of the Company's earning assets of $8,897,899. The Company had investments in U.S. Government agency securities with a fair market value of $745,119 and an amortized cost of $749,286, for an unrealized loss of $2,500, net of income taxes. The Company also invested in stock of the Federal Home Loan Bank in the amount of $16,400.

         Contractual maturities and yields on the Company's investments (all available for sale) at June 30, 1999 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                       Within One                But within                Over Five
                          Year       Yield       Five Years    Yield       Years        Yield       Total       Yield
                          -----      -----       ----------    -----       ---------    -----       --------    -----
US Government
  Agencies                $   0       0.00%       $549,286     6.12%       $200,000     7.04%       $749,286    6.36%
                          -----       -----       --------     -----       ---------    -----       --------    -----
Total                     $   0       0.00%       $549,286     6.12%       $200,000     7.04%       $749,286    6.36%
                          =====       =====       ========     =====       =========    =====       ========    =====

         At June 30, 1999, short-term investments comprised a significant portion of total earning assets of $2,533,236. These funds were invested in Federal funds sold on an overnight basis. As the Bank continues to grow, management expects a shift from primarily overnight investments into the loan portfolio and, to a lesser extent, into the investment securities portfolio.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         As of June 30, 1999, deposits were the only component of interest-bearing liabilities. Average total deposits were $899,386 and average interest-bearing deposits were $1,154,898 in fiscal 1999, on an annualized basis. The following is a table of deposits by category at year-end.

                                                         Percentage                     Percentage of
                                                          of Total                      Total Average   Effective
                                        Ending Balance    Deposits    Average Balance     Deposits         Cost
                                          -----------     --------      ------------      --------         -----
Demand Deposit                            $  998,017        16.20%      $   255,512         22.20%         --%
Now                                          127,387         2.10%           52,395          4.50%         2.46%
Savings                                    3,244,444        52.60%          375,076         32.40%         3.55%
Time Accounts less than $100,000           1,379,249        22.50%          336,573         29.20%         5.30%
Time Accounts of $100,000 or
  more                                       400,000         6.60%          135,342         11.70%         5.45%
                                          -----------     --------      ------------      --------         -----
Total Deposits                            $6,149,097       100.00%       $1,154,898        100.00%
                                          ===========      =======       ===========       =======

         Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $5,749,097 at June 30, 1999. The Company's loan to deposit ratio was 90% at year-end. The maturity distribution of the Company's time deposits at June 30, 1999 is as follows:

Time Deposit Remaining Maturity Schedule

                                                           Over 3         Over 6
                                             3 Months      Months to     Months to         Over 12
                                             or Less       6 Months      12 Months         Months         TOTAL
                                             -------       --------      ----------        --------     ----------
Time Accounts less than 100,000              $30,000       $133,787     $   866,625        $348,837     $1,379,249
Time Accounts of $100,000 or
   more                                                                     400,000                        400,000
                                             -------       --------      ----------        --------     ----------
     Total                                   $30,000       $133,787      $1,266,625        $348,837     $1,779,249
                                             =======       ========      ==========        ========     ==========

RETURN ON EQUITY AND ASSETS

         The following table shows the return (loss) on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for fiscal 1999. Since its inception, the Company has not paid any cash dividends. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations.

Return (loss) on average assets                   (22.61)%
Return (loss) on average equity                   (69.87)%
Equity to assets ratio                             35.53 %

SHORT TERM BORROWINGS

         At June 30, 1999 and for the fiscal year then ended, the Company had no outstanding balances under short-term borrowings.

CAPITAL ADEQUACY

         There are now two primary measures of capital adequacy for banks and banking holding companies: (i) risk-based capital guidelines and (ii) leverage ratio.

         The risk based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers". Tier 1 capital consists of common stockholders' equity, non-cumulative and cumulative perpetual preferred stock (bank holding companies only) and minority interest. Goodwill which is subtracted from the total. Tier 2 capital, consists of the allowance for loan loss, hybrid capital instruments, and term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0% with at least 4.0% consisting of Tier 1 capital.

         The second measure of capital adequacy relates to the leverage ratio. The Federal Deposit Insurance Corporation has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         The Federal Reserve Board and the FDIC rules add a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this rule, the agencies have adopted a measurement process to measure interest rate risk. Under this rule, all items reported on the balance sheet, as well as off-balance sheet items, are reported according to maturity, re-pricing dates and cash flow characteristics. A bank's weighted position is used in assessing capital adequacy. The objective of this complex rule is to determine the sensitivity of banks to various rising and declining interest rate scenarios.

         The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), as well as other requirements, established five capital tiers: well-capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. A depository institution's capital tier depends on its capital levels in relation to various relevant capital measures and certain other factors. Depository institutions that are not classified as well capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

         The table below illustrates the Bank's and Company's regulatory capital (in thousands) and ratios at June 30, 1999:


                                                                                         To Be Well Capitalized
                                                                   For Capital          Under Prompt Corrective
                                              Actual            Adequacy Purposes            Action Provision
                                        ------------------      -------------------        --------------------
                                        Amount     Percent      Amount      Percent        Amount       Percent
                                        ------     -------      ------      -------        ------       -------
As of June 30, 1999:
Tier II Capital
   (to Risk Weighted Assets)            $2,785     44.20%        $504        8.00%          $630         10.00%
Tier I Capital
   (to Risk Weighted Assets)            $2,729     43.30%        $252        4.00%          $378          6.00%
Leverage Ratio
Tier I Capital
   (to Average Assets)                  $2,729     36.50%        $299        4.00%          $374          5.00%

         At June 30, 1999, the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates the Bank will continue to be classified as well-capitalized.

         A condition of the original offering was that a minimum 157,000 shares of common stock be sold. There were a total of 425,600 shares sold during the offering period with net proceeds after offering expenses of $3,923,633. Of the proceeds, $3,000,500 were used to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. The remaining offering proceeds were retained in the Company to fund activities which may from time to time be considered appropriate investments of capital at some point in the future.

         As of June 30, 1999, there were no significant commitments outstanding for capital expenditures.

IMPACT OF INFLATION AND CHANGING PRICES

         The effect of relative purchasing power over time due to inflation has not been taken into effect in the financial statements of the Company. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

         Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on the Company's performance than will the effect of changing prices and inflation in general. Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Retroactive application to financial statements of prior periods is not required. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Cost of Start-up Activities" ("SOP 98-5"), which requires costs of start-up activities and organization costs to be expenses as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company elected to early adopt SOP 98-5 for the year ended June 30, 1999 and as a result, recognized approximately $248,000 in its 1999 consolidated Statement of Loss which under previous accounting policies would have been amortized over 60 months.

INDUSTRY DEVELOPMENTS

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

YEAR 2000

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We do not anticipate that the Year 2000 issues will materially impact our business or operations. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment. We also rely on a third party to process our data and account information. Because we just recently commenced operations, we had the ability to choose only those vendors which we believe are ready for the Year 2000, thereby relieving any additional costs associated with the conversion of older computer systems. Although we believe we have addressed the Year 2000 issue, we cannot be entirely sure that the Year 2000 will not have any adverse effect on the Company.

         We have prepared a comprehensive Year 2000 plan to monitor and ensure the Year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We have budgeted for the execution of this plan and we believe all systems are in place and are fully Year 2000 compliant. The plan also calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of the Bank's lending officer and vice president of operations, with oversight from our Board of Directors. Under this plan, we will investigate the Year 2000 readiness of each vendor, review Year 2000 testing completed by each vendor, test our own systems, if necessary and reasonable, and require comprehensive Year 2000 warranties from each vendor. Our investigation of each vendor will consist primarily of requesting and reviewing its Year 2000 test results.

         ON-LINE Financial Services, Inc. ("ON-LINE") provides our mission critical computer software and data processing services. ON-LINE is a well-established company and provides computer systems and data processing services to many financial institutions throughout the nation. ON-LINE is continually testing its systems for Year 2000 issues and has tested our database for Year 2000 compliance. The ON-LINE system includes interfaces to other systems provided by other vendors, such as our ATM hardware.

         Our Year 2000 plan extends to our other less critical vendors as well, including our vendors for ATM hardware, account origination software, telephone systems and suppliers of office equipment, such as copy and fax machines. Under our plan, we are reviewing the test results, assurances and warranties of all these vendors, and we are satisfied that these systems are Year 2000 compliant. Based on our review of our vendor's systems and Year 2000 testing results to date, we do not believe that any of them will have any significant Year 2000 problems. The Minnesota Department of Commerce and the FDIC are also monitoring the Year 2000 readiness of the banking industry.

         Our agreements with each of our vendors, including ON-LINE, include contractual assurances and warranties regarding Year 2000 compliance. Some of these warranties are limited by disclaimers of liability, which specifically exclude special, incidental, indirect, and consequential damages. These limitations could limit our ability to obtain recourse against a vendor who is not Year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits. We are also in the process of evaluating our worst case scenario and developing contingency plans in case Year 2000 issues do arise. Based on the information currently available, we do not believe that we that we have significant Year 2000 exposure and believe that we will be able to continue to operate the business if one or more of our vendors experience unanticipated Year 2000 problems, although we cannot be certain.

         Our customers may also have Year 2000 issues. These issues could disrupt certain businesses with high Year 2000 risk and affect their deposit balances and their ability to repay their loans. We intend to review our customers' exposure and assess Year 2000 readiness through Year 2000 surveys. For those customers with high credit risk and high potential exposure, we may require more substantial proof of Year 2000 compliance. Although these surveys will be helpful, it would be very difficult for us to accurately assess the Year 2000 readiness of any particular borrower or depositor. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, we plan to have a high percentage of our investment portfolio in readily accessible funds during this time frame.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company has made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and reports to stockholders. All statements which address operating performance, Year 2000, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. Certain factors that could affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward looking statements include:

o        Interest rate fluctuations and other market conditions.

o Strength of the consumer and commercial credit sectors, as well as real estate markets.

o Changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretation).

o Competitive pricing and other pressures on loans and deposits and the Company's ability to maintain market shares in its trade areas.

o The inherent uncertainties in achieving Year 2000 compliance with respect to the Company and its vendors, suppliers, and loan customers.

o Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Northern Star Financial, Inc. and Subsidiary
Mankato, Minnesota 56001

         We have audited the accompanying consolidated statements of financial condition of Northern Star Financial, Inc. and Subsidiary (the Company) as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended June 30, 1999 and for the period from inception, January 22, 1998 to June 30, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern Star Financial, Inc. and Subsidiary as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the respective year and period then ended, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for organization costs.


Bertram Cooper & Co., LLP
Waseca, Minnesota
August 5, 1999

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                               June 30,
                                                                                     -----------------------------
                                 ASSETS                                                  1999             1998
                                                                                     -----------       -----------
Cash and cash equivalents:
     Cash and due from banks                                                         $   210,662       $      --
     Federal funds sold                                                                2,533,236              --
                                                                                     -----------       -----------
         Total cash and cash equivalents                                               2,743,898              --
Securities available for sale, at fair value                                             745,119              --
FHLB stock, at cost                                                                       16,400              --
Loans held for sale                                                                      681,593              --
Loans receivable, net of allowance for loan losses of $56,250 in 1999
     and $-0- in 1998                                                                  4,881,502              --
Accrued interest receivable                                                               59,527              --
Premises and equipment, net                                                              486,685              --
Other assets                                                                              20,884            14,806
                                                                                     -----------       -----------
         Total Assets                                                                $ 9,635,608       $    14,806
                                                                                     ===========       ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Demand deposits                                                                 $ 1,121,450       $      --
     Savings deposits                                                                  3,244,444              --
     Time deposits                                                                     1,798,675              --
                                                                                     -----------       -----------
         Total deposits                                                                6,164,569              --
Advances from borrowers for taxes and insurance                                           23,941              --
Other liabilities                                                                         23,396            18,665
                                                                                     -----------       -----------
         Total Liabilities                                                             6,211,906            18,665
                                                                                     -----------       -----------
Shareholders' equity:
Common stock, par value $0.01 per share, 15,000,000 shares authorized,
     425,600 shares issued                                                                 4,256              --
Undesignated stock, par value $0.01 per share, 5,000,000 shares
     authorized, no shares issued                                                           --                --
Paid in capital                                                                        3,919,577               100
Accumulated deficit                                                                     (497,631)           (3,959)
Accumulated comprehensive income (loss)                                                   (2,500)             --
                                                                                     -----------       -----------
         Total shareholders' equity                                                    3,423,702            (3,859)
                                                                                     -----------       -----------
         Total liabilities and shareholders equity                                   $ 9,635,608       $    14,806
                                                                                     ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  For the Period From
                                                                               For the Year Ended    Inception to
                                                                                  June 30, 1999      June 30, 1998
                                                                                     ---------       ---------
 Interest Income:
     Loans receivable                                                                $ 120,005       $    --
     Securities available for sale                                                       3,590            --
     Due from banks                                                                      5,191            --
     Federal funds sold                                                                 26,089            --
                                                                                     ---------       ---------
         Total interest income                                                         154,875            --
Interest expense:
     Demand deposits                                                                     1,430            --
     Savings deposits                                                                   13,363            --
     Time deposits                                                                      25,219            --
                                                                                     ---------       ---------
         Total interest expense                                                         40,012            --
     Net interest income                                                               114,863            --
     Provision for loan losses                                                          56,250            --
                                                                                     ---------       ---------
         Net interest income after provision for loan losses                            58,613            --
                                                                                     ---------       ---------
Noninterest income:
     Other fees and service charges                                                     45,499            --
     Loss on sale of loans                                                              (3,050)           --
                                                                                     ---------       ---------
         Total noninterest income                                                       42,449            --
                                                                                     ---------       ---------
Noninterest expenses:
     Compensation and employee benefits                                                247,497            --
     Board fees                                                                         70,429            --
     Occupancy                                                                          39,556            --
     Legal and accounting                                                               35,806            --
     Printing and supplies                                                              22,261            --
     Furniture, fixtures and equipment depreciation                                     19,453            --
     Data processing                                                                    16,758            --
     Organizational expenditures                                                        55,691            --
     Other                                                                              87,283           3,959
                                                                                     ---------       ---------
         Total noninterest expense                                                     594,734           3,959
                                                                                     ---------       ---------
Net loss before income tax benefit                                                    (493,672)         (3,959)
Income tax benefit                                                                        --              --
                                                                                     ---------       ---------
Net loss                                                                             $(493,672)      $  (3,959)
                                                                                     =========       =========
Basic (loss) per share of common stock                                               $   (1.60)      $    N/A
                                                                                     =========       =========

The accompanying notes are an integral part of these consolidated financial statements

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                                                                           Other
                                                                                         Comprehensive
                                              Undesignated    Paid-in      Accumulated     Income       Comprehensive
                                Common Stock     Stock        Surplus        Deficit      Net of Tax       Income          Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1997          $      --     $      --     $      --      $      --      $      --      $      --      $      --
   Issuance of common stock            --                           100           --             --             --              100
   Net loss for a period of
   inception to June 30, 1998          --            --            --           (3,959)          --           (3,959)        (3,959)
   Comprehensive loss                  --            --            --             --             --      $    (3,959)          --
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1998                 --                           100         (3,959)          --                          (3,859)
   Issuance of common stock           4,256          --       4,251,744           --             --             --        4,256,000
   Offering costs                      --            --        (332,267)          --             --             --         (332,267)
   Net loss for the year ended
   June 30, 1999                       --            --            --         (493,672)                     (493,672)      (493,672)
   Unrealized loss on
   available-for-sale
   securities net of tax of            --            --            --             --           (2,500)        (2,500)        (2,500)
   $1,667
   Comprehensive loss                  --            --            --             --             --             --             --
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1999          $     4,256   $      --     $ 3,919,577    $  (497,631)   $    (2,500)   $  (496,172)   $ 3,423,702
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements

                                   NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     For the Period From
                                                                              For the Year Ended        Inception to
                                                                                 June 30, 1999          June 30, 1998
                                                                                  ------------          ------------
Cash flows from operating activities:
     Interest received on loans and investments                                   $     95,343          $       --
     Interest paid                                                                     (20,391)
     Other fees, commissions, and income received                                       42,449                  --
     Cash paid to suppliers, employees and others                                     (552,833)               (9,539)
     Contributions to charities                                                           (185)                 --
     Loans originated for sale                                                      (1,866,642)                 --
     Proceeds from sale of loans                                                     1,188,100                  --
                                                                                  ------------          ------------
         Net cash used in operating activities                                      (1,114,159)               (9,539)
                                                                                  ------------          ------------

Cash flows from investing activities:
     Purchases of available-for-sale securities                                       (749,281)                 --
     Purchase of FHLB stock                                                            (16,400)                 --
     Loan originations and principal payments on loans, net                         (4,940,802)                 --
     Deferred organizational costs                                                        --                  (9,226)
     Purchase of property and equipment                                               (509,419)                 --
                                                                                  ------------          ------------
         Net cash used in investing activities                                      (6,215,902)               (9,226)
                                                                                  ------------          ------------

Cash flows from financing activities:
     Net increase in non-interest bearing demand and savings deposit
         accounts                                                                    4,365,700                  --
     Net increase in time deposits                                                   1,779,250                  --
     Net increase in mortgage escrow funds                                              23,941                  --
     (Payment of) advances from organizers                                             (18,665)               18,665
     Proceeds from sale of common stock net of offering costs
                                                                                     3,923,733                   100
                                                                                  ------------          ------------
         Net cash provided by financing activities                                  10,073,959                18,765
                                                                                  ------------          ------------

Net increase in cash and cash equivalents                                            2,743,898                  --
Cash and cash equivalents at beginning of year                                            --                    --
                                                                                  ------------          ------------
Cash and cash equivalents at end of year                                          $  2,743,898          $       --
                                                                                  ============          ============
Non-cash investing activities
Deferred organization costs expensed                                              $      9,226          $       --
                                                                                  ============          ============

The accompanying notes are an integral part of these consolidated financial statements

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                         For the Period From
                                                                              For the Year Ended             Inception to
                                                                                 June 30, 1999              June 30, 1998
                                                                             ----------------------     -----------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
     ACTIVITIES
Net loss                                                                          $  (493,672)          $    (3,959)
Adjustments:
    Depreciation                                                                       22,732                  --
    Net loan fees deferred and amortized                                                    0                  --
    Net mortgage loan servicing fees deferred                                               0                  --
    Provision for loan losses                                                          56,250
    Premiums accretion on investments                                                     (39)
    Discount amortization on investment                                                    34
    Loss on sale of loans                                                               3,050
    (Increase) decrease in:                                                                                    --
         Loans held for sale                                                         (681,593)                 --
         Accrued interest receivable                                                  (59,527)                 --
         Prepaid income tax                                                              --                    --
         Other assets                                                                  (4,411)               (5,580)
    Increase in:
         Accrued interest payable                                                      19,621                  --
         Other liabilities                                                             23,396                  --
                                                                                 ------------          ------------
         Net cash used in operating activities                                    $(1,114,159)          $    (9,539)
                                                                                 ============          ============

The accompanying notes are an integral part of these consolidated financial statements

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998



Note 1.  Summary of Significant Accounting Policies

         The following summarizes the significant accounting policies Northern Star Financial, Inc. (the Company) follows in presenting its financial statements.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Northern Star Bank (the Bank). All significant intercompany transactions and balances are eliminated in consolidation.

         Organization of the Business - The Company was incorporated under the laws of the State of Minnesota on January 22, 1998, for the purpose of becoming a bank holding company for a state chartered commercial bank. On October 9, 1998, the Company commenced an initial public offering of its Common Stock at $10.00 per share. The Company accepted subscriptions (including subscriptions from the Bank's organizers to purchase an aggregate of 154,000 shares) to purchase an aggregate of 425,600 shares of its Common Stock. The proceeds from the stock subscriptions amounted to $3,923,733, net of selling expenses. The Bank's charter became effective January 25, 1999 and the Company injected $3,000,500 into the Bank's capital accounts.

         The Company prior to January 25, 1999, reported as a development stage enterprise because its activities included raising capital and establishing a new bank. Upon opening, the Bank and the Company's primary attention turned to routine, ongoing bank activities and it ceases to be a development stage enterprise.

         Nature of Business - The Company is a bank holding company whose subsidiary provides financial services. The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make secured and unsecured loans to business and professional concerns and mortgage loans secured by residential real estate and other consumer loans. At June 30, 1999, the Bank operated one retail banking office in Minnesota. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal and state agencies and undergoes periodic examinations by those regulatory authors.

         Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

         While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Investment Securities - Investment securities available for sale are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related tax effect.

         Premiums and discounts on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the straight-line and interest methods over the period to the maturity of the related security.

         The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Des Moines. Because no ready market exists for this stock, and it has no quoted market value, the Bank's investment in this stock is carried at cost.

         Effective July 1, 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be disclosed in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

         Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on the sale of loans are recorded in noninterest income, based on the net proceeds received and the recorded investment in the loan.

         Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-off, the allowance for loan losses, and unamortized premiums any deferred fees or costs on originated loans and or discounts on purchased loans. Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using the level yield method.

         The allowance for loan loss was established by a charge to income based on management's evaluation of the known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         Uncollectible interest on loans contractually past due for three months is charged off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to or against interest income equal to all interest previously accrued. Income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

         Loan origination fees and certain direct origination costs are capitalized, with the net fee or cost recognized as an adjustment to interest income using the interest method.

         Mortgage Loan-Servicing Rights - The Bank has established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the Bank, and the derecognition of financial assets and liabilities when control is extinguished. Liabilities and derivatives incurred or obtained in conjunction with the transfer of financial assets are measured at fair value, if practicable. Servicing assets and other retained interest in transferred assets are measured by allocating the carrying amount between the assets sold and the interest retained, based on their relative fair value. The Bank had no servicing assets as of June 30, 1999.

         Premises and Equipment - Leasehold improvements, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from three to forty years.

         Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets as reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in judgment about the realizability of deferred tax assets, is included in income.

         The Company files consolidated income tax returns with the Bank and they have entered into a tax sharing agreement which provides that the Bank will pay to the Company, or receive a refund from the Bank's taxable income, as if the Bank portion of income tax liability or benefit was separately determined based on taxable income or loss.

         Organizational Costs - The Company has elected early adoption of Statement of Position 98-5 ("Reporting on the Costs of Start-up Activities" issued April 3, 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants) and has expensed its cumulative organization and start-up costs. Costs deferred in the period ended June 30, 1998, of $9,226 were expensed in the current period.

         Earnings Per Share - Basic earnings per share (EPS) is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding shares reduced by the effect of stock options and warrants. The stock subscriptions described in Organization of the Business were continently issuable subject to the Bank charter approval which occurred January 25, 1999 and included in the denominator of EPS as of the date of the Company's Registration Statement, resulting in 307,831 weighted average shares.

         Diluted EPS is the same as basic EPS because the option and warrant shares were granted at a price which is equal to the current operating period market price and those shares are not "in the money."

         Ten shares were outstanding at June 30, 1998 and presentation of EPS for the initial development period from inception would not be meaningful.

         Fair Values of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimated cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures presented in Note 11, for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents equal their fair values.

         Debt and equity securities: Fair values for debt and equity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         FHLB stock: The carrying amount of FHLB stock approximates fair value.

         Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate, rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality giving consideration to estimated prepayment and credit loss factors. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

         Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value.

         Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates fair value.

         Advance payments by borrowers for taxes and insurance (escrow accounts): The carrying amount of escrow accounts approximate fair value.

         Loan commitments: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The carrying value and fair value of commitments to extend credit are not considered material for disclosure.

Note 2.    Debt and Equity Securities

         The amortized costs and approximate fair values of debt and equity securities are summarized as follows:

                                                         Gross         Gross
                                        Amortized       Unrealized    Unrealized
                                          Cost           Gains         Losses        Fair Value
                                        ---------      -----------    ----------     ----------
June 30, 1999:

Debt securities available for sale:
   U.S. Government and agency
       obligations                      $ 749,286      $      -       $  (4,167)     $  745,119
                                        =========      ===========    ==========     ==========


There were no sales of securities during the year ended June 30, 1999.

The amortized cost and estimated market value of debt securities at June 30, 1999, by contractual maturity, are shown below.

                                                 Available for Sale
                                         Amortized                 Estimated
                                            Cost                   Fair Value
                                         ----------                ----------
       Due from one to five years       $   549,286               $   545,119
       Due from five to ten years           200,000                   200,000
                                         ----------                ----------

                  Total                 $   749,286               $   745,119
                                        ===========               ===========

Note 3.  Loans Receivable

         Loans receivable at June 30, 1999, consist of the following:

                  Commercial                                 $    1,843,707
                  Real Estate                                     1,658,261
                  Consumer                                        1,435,784
                                                             --------------

                           Total loans receivable            $    4,937,752

                  Less:

                           Allowance for loan losses                (56,250)

                           Loans receivable, net              $   4,881,502
                                                              =============

         A summary of the activity in the allowance for loan losses is as follows:

                                                             Year ended
                                                           June 30, 1999
                                                           --------------
                  Balance, beginning of period            $           -0-
                  Provision for losses                             56,250

                  Balance, end of period                  $        56,250
                                                          ===============

         In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and their related interests. Related party loans are made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. Loan activity in these accounts for the year ended June 30, 1999, is as follows:

                  Beginning balance                          $         -0-
                  New loans                                      1,569,076
                  Less:  Repayments                               (321,940)
                                                             -------------

                  Ending balance                             $   1,247,136
                                                             =============

Note 4.  Accrued Interest Receivable

         Accrued interest receivable at June 30, 1999, is summarized as follows:

                  Investment securities                    $        12,191
                  Loans receivable                                  47,336
                                                          ----------------

                     Total                                 $        59,527
                                                           ===============

Note 5.    Premises and Equipment

         Premises and equipment at June 30, 1999, consists of the following:

                  Leasehold improvements                     $      200,035
                  Furniture and equipment                           309,382
                                                             --------------

                     Total                                          509,417
                  Less accumulated depreciation                     (22,732)

                     Premises and equipment, net             $      486,685
                                                             ==============

Note 6.    Deposits

         The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $400,000 at June 30, 1999. Deposited amounts in excess of $100,000 per account holder are not insured by the Federal Deposit Insurance Company.

         At June 30, 1999, the scheduled maturities of time deposits are as follows:

                                    2000                   $    1,449,748
                                    2001                          348,837
                                                          ---------------

                                    Total                  $    1,798,585
                                                           ==============

         Deposits by related parties were approximately $658,000 at June 30, 1999.

Note 7.    Income Taxes

         The following are the components of income tax expense as provided:

                                                              For the Period
                                       For the Year Ended     from Inception
                                         June 30, 1999       to June 30, 1998
                                          -----------          ------------

                                          $                    $
         Current income tax provision               -                     -
         Deferred income tax benefit                -                     -
                                          -----------          ------------

                                          $         -          $          -
                                          ===========          ============


         A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

                                                                             For the Period
                                                      For the Year Ended     from Inception
                                                        June 30, 1999       to June 30, 1998
                                                         -----------          ------------

           Pretax loss                                   $(493,672)             $ (3,959)
                                                         ----------           ----------

           Income tax (benefit) computed at federal
              statutory tax rate                         $(167,848)             $ (1,346)
           Increase (decrease) resulting from:
              Nondeductible expenses                           718                     -
              State income tax benefit, net of federal
                  tax benefit                              (28,751)                 (238)
              Valuation allowance                          195,881                 1,584
                                                         ---------            ----------

                                                         $     -              $        -
                                                         =========            ==========

         Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities that create deferred tax assets and liabilities are as follows:

                                                June 30,        June 30,
                                                 1999             1998
                                               ---------       ---------
         Deferred tax assets:
         Net operating loss carryforward       $ 131,400       $   1,584
         Deferred organization expenses           48,450            --
         Allowance for loan losses                22,500            --
         Securities unrealized losses              1,667            --
         Less valuation allowance               (197,465)         (1,584)
                                               ---------       ---------

         Subtotal                                  6,552            --
                                               ---------       ---------
         Deferred tax liabilities:
         Depreciation and basis adjustment         4,885            --
                                               ---------       ---------

         Subtotal                                  4,885            --
                                               ---------       ---------

                  Net deferred tax assets      $   1,667       $    --
                                               =========       =========


         At June 30, 1999, the Company had cumulative net operating loss carryforward for tax purposes of approximately $320,000 subject to a 20 year limitation.

Note 8.    Stock Options

         In August 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") and reserved 41,700 shares of common stock for issuance pursuant to the Plan to certain employees and directors of the Company and its subsidiary. In addition, the Company granted to its organizing directors options to purchase an aggregate 30,800 shares outside the Plan. These plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Service Code as well as nonincentive stock options (collectively stock options). The options vest over a period ranging from immediate (36,800 shares) to 3 years (18,000 shares) and must be exercised within 10 years of grant date.

         A summary of the status of the stock options as of and for the year ended June 30, 1999 is presented below:

                                                          Weighted Avg.
                                     Shares               Exercise Price

              Granted               54,800                     $10.00
              Outstanding           54,800                     $10.00
              Exercisable           36,800                     $10.00

         The weighted average fair value of the options granted is $4.33 per share and the weighted average remaining contractual life of options outstanding is 9.7 years.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         The Company elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Proforma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Proforma net income/(loss) and earnings/(loss) per share for fiscal 1999 follows:

                                                       Loss per
                                  Net Loss           Common Share

            As reported         $ (493,672)        $   (1.60)
            Pro forma           $ (661,584)        $   (2.15)

         The above disclosed pro forma effects of applying SFAS No. 123 to compensation costs may not be representative of the effects on reported pro forma net income for future years.

         The fair value for each option grant is estimated on the date of the grant using the Black Scholes Model. The model incorporates the following assumptions:

                  Risk-free interest rate               5.129%
                  Expected life                         5 Yrs.
                  Expected volatility                   26.00%
                  Expected dividends                     None

Note 9.    Commitments

         At June 30, 1999, the Bank was obligated under operating leases for office space and equipment. Net rental expense under these operating leases, included in occupancy and other, was $33,945 for the year ended June 30, 1999. The office space is leased from a lessor entity in which a Company board member has a significant interest. Minimum lease payments under the operating leases are as follows:

                  For the Year            Office      Equipment
                     Ended                 lease         lease
                  ------------          --------      --------

              2000                      $ 77,907      $  4,044
              2001                        77,907         4,044
              2002                        78,560         2,022
              2003                        79,212          --
              2004                        79,212          --
              2005 and thereafter        365,526          --
                                        --------      --------

                        Total           $758,324      $ 10,110
                                        ========      ========

         The Bank has an option to renew the office lease for two additional five year terms.

Note 10.   Stock Warrants

         On October 9, 1998, the Company entered into an agency agreement for services to sell the Company's common stock. The Agent was compensated, in part, with warrants to acquire 10,000 shares of the Company's stock at $10.00 per share at any time prior to October 9, 2003.

Note 11.   Financial Instruments

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments to extend credit represent credit risk totaled $961,207 for unused lines of credit at June 30, 1999.

         Commitments to sell loans amounted to $681,593 at June 30, 1999.

         The estimated fair values of the Company's financial instruments are as follows:

                                                        June 30, 1999
                                               ----------------------------
                                                 Carrying          Fair
           Financial assets:                      Amount          Value
                                               ------------     -----------
               Cash and cash equivalents        $ 2,816,398     $ 2,816,398
               Investment securities                745,199         745,119
               FHLB stock                            16,400          16,400
               Loans receivable                   4,790,752       4,790,752
               Loans held for sale                  681,593         681,593
               Accrued interest receivable           59,527          59,527

           Financial liabilities:
               Deposits                         $ 6,164,570     $ 6,164,570
               Advance payments by borrowers         23,941          23,941

         The market rates on loans and deposits at June 30, 1999 did not change materially from their contractual rates resulting in fair value being equal to the carrying amount.

Note 12.   Significant Concentration of Credit Risk

         A significant portion of the Bank's loans receivable are to borrowers located in Mankato, Minnesota and the surrounding counties. This geographic concentration amounted to approximately 70% of the total loans receivable balance for the year ended June 30, 1999.

         The Bank maintains its cash in bank deposit accounts which at times, may exceed federal deposit insurance limits. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Note 13.   Stockholders' Equity and Regulatory Matters

         The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table below) of total and Tier 1 capital (as defined in the regulation), to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all of capital adequacy requirements to which it is subject.

         As of June 30, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

Note 13.   Stockholders' Equity and Regulatory Matters

         The Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

                                                                                                 To Be Well Capitalized
                                                                          For Capital           Under Prompt Corrective
                                                 Actual                Adequacy Purposes            Action Provision
                                        -------------------------- --------------------------- ---------------------------
                                           Amount       Percent     Amount         Percent        Amount       Percent
                                        ---------       -------     ------         -------        ------       -------
     As of June 30, 1999:
       Total Capital
         (to Risk Weighted Assets)       $  2,785         44.2%       $  504         8.0%         $  630         10.0%
       Tier 1 Capital
         (to Risk Weighted Assets)       $  2,729         43.3%       $  252         4.0%         $  378          6.0%
       Tier 1 Capital
         (to Average Assets)             $  2,729         36.5%       $  299         4.0%         $  374          5.0%

         The Bank may not declare or pay cash dividends to the Company if the effect would be to reduce capital below applicable regulatory requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 14.   Effects of New Financial Accounting Standards

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - Issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the fiscal year beginning July 1, 2000, and management believes adoption will not have a material effect.

Note 15.  Parent Only Condensed Financial Information

         This information should be read in conjunction with the other Notes to Consolidated Financial Statements. On January 25 1999, the Company issued $4.3 million of common stock and contributed $3,000,500 of the net proceeds to the Bank as equity capital.

                        STATEMENTS OF FINANCIAL CONDITION

                                                  -----------       -----------
                                                    June 30,         June 30,
ASSETS                                                1999              1998
                                                  -----------       -----------

Cash (1)                                          $   704,700       $      --
Investment in Bank subsidiary                       2,726,471              --
Prepaid assets                                           --               5,580
Deferred organizational costs                            --               9,226
                                                  -----------       -----------
                  Total                           $ 3,431,171       $    14,806
                                                  ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities                                 $     7,469       $    18,665
Shareholder's equity
                                                    3,423,702            (3,859)
                                                  ===========       ===========
                  Total                           $ 3,431,171       $    14,806
                                                  ===========       ===========

         (1) The parent company cash is deposited in the Bank and eliminated on the consolidated statements of financial condition.

                              STATEMENTS OF INCOME

                                                   ---------       ---------
                                                  For the Year      For the
                                                     Ended        Year Ended
                                                    June 30,       June 30
Interest from:                                        1999            1998
                                                   ---------       ---------
Deposits in subsidiary                             $   7,565       $    --
Nonaffiliated bank                                     5,191            --
                                                   ---------       ---------
            Total income                           $  12,756            --
Expenses:
Non-interest expenses                                234,899           3,959
Income tax (refund) expense                             --              --
                                                   ---------       ---------
            Total expenses                           234,899           3,959
                                                   ---------       ---------
Loss before equity in undistributed net loss
   of Bank subsidiary                               (222,143)         (3,959)
Equity reduction from undistributed net
   comprehensive loss of Bank subsidiary            (274,029)           --
                                                   ---------       ---------
Net comprehensive loss                             $(496,172)      $  (3,959)
                                                   =========       =========

                            STATEMENTS OF CASH FLOWS

                                                    For the          For the
                                                  Year Ended        Year Ended
                                                    June 30,          June 30
                                                     1999              1998
                                                  -----------       -----------
Net loss                                          $  (222,143)      $    (3,959)
Adjustments:
   Decrease (increase) in other assets                  5,580            (5,580)
   Increase in other liabilities                        7,469              --
                                                  -----------       -----------
Net cash used in operations                          (209,094)           (9,539)
                                                  -----------       -----------

Cash flows from investing activities:
   Investment in Bank subsidiary                   (3,000,500)             --
   Deferred organizational costs                         --              (9,226)
                                                  -----------       -----------
Net cash (used in) investing activities            (3,000,500)           (9,226)
                                                  -----------       -----------

Cash flows from financing activities:
   Proceeds from sale of common stock               4,256,000               100
   Payments for stock issuance costs                 (332,267)             --
   Decrease in prepaid organizational costs              9226              --
   (Refunds to) Advances from organizers              (18,665)           18,665
                                                  -----------       -----------

Net cash provided by financing activities           3,914,294            18,765
                                                  -----------       -----------
Increase in cash and cash equivalents                 704,700              --

Cash and cash equivalents
   Beginning of year                                     --                --
                                                  -----------       -----------
   End of year                                    $   704,700                 $
                                                  ===========       ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices held are as follows:

             Name          Age              Position with Company

Thomas P. Stienessen       53       Chief Executive Officer, President and a
                                    Director of the Registrant since its
                                    formation. From January 1991 to January
                                    1998, Chief Executive Officer and President of SGL, Inc., a holding company for Family
                                    Bank, and Chairman, Chief Executive Officer,
                                    President and a Director of Family Bank.

Frank L. Gazzola           71       Chief Financial Officer, Treasurer,
                                    Secretary and a Director of the Registrant since its formation. President of Frank L.
                                    Gazzola, Chartered, Certified Public
                                    Accountants since 1987.


         The information required by Item 9 relating to directors, family relationships and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section labeled "Shareholdings of Principal Shareholders and Management," which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definite Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1999 fiscal year.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTHERN STAR FINANCIAL, INC.


Dated:  September 15, 1999         By:  /s/  Thomas P. Stienessen
                                   Thomas P. Stienessen, Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints THOMAS P. STIENESSEN and FRANK L. GAZZOLA as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title                                                Date

  /s/ Thomas P. Stienessen                                 September 15, 1999
Thomas P. Stienessen, President, Chief Executive
Officer and Director
(Principal Executive Officer)

  /s/ Frank L. Gazzola                                     September 15, 1999
Frank L. Gazzola, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

  /s/ Robert H. Dittrich                                   September 15, 1999
Robert H. Dittrich, Director

  /s/ Dean M. Doyscher                                     September 15, 1999
Dean M. Doyscher, Director

  /s/ Steven A. Loehr                                      September 15, 1999
Steven A. Loehr, Director

  /s/ Michael P. Reynolds                                  September 15, 1999
Michael P. Reynolds, Director

  /s/ Thomas J. Reynolds                                   September 15, 1999
Thomas J. Reynolds, Director

                          NORTHERN STAR FINANCIAL, INC.

                          EXHIBIT INDEX TO FORM 10-KSB

Exhibit
Number   Description

3.1 Amended and Restated Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

3.2 By-Laws, as amended to date. (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form SB-2, Reg. No. 333-61655)*

10.1 Lease Agreement between Northern Star Bank (the "Bank") and Colonial Square Partners relating to the space located at 1650 Madison Avenue, Mankato, Minnesota. (Incorporated by reference to Exhibit 6.1 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.2** Employment Agreement between the Bank and Thomas P. Stienessen. (Incorporated by reference to Exhibit 6.2 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.3** 1998 Equity Incentive Plan, including specimen of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 6.5 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.4** Form of Nonqualified Stock Option Agreement governing options granted to Organizers. (Incorporated by reference to Exhibit 6.6 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

11 Statement re: Computation of Earnings Per Share (included in Notes to Financial Statements)

21       Subsidiaries of the Registrant:

           Name                               State of Organization

           Northern Star Bank, Inc.               Minnesota

24       Power of Attorney from Certain Directors (See Signature Page)

27       Financial Data Schedule (filed in electronic format only)

------------------------------
* Incorporated by reference - Commission File No. 000-25231 unless otherwise indicated.

**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.