Form 10KSB/A
period 1999-06-30
NORTHERN STAR FINANCIAL INC
filed 1999-10-13
CIK 1068179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                  FORM 10-KSB/A
                                   (Number 1)

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

Transitional Small Business Disclosure Format (check one).  Yes [  ]   No [ X ]

         This Amendment No. 1 to the Registrant's Form 10-KSB for the fiscal year ended June 30, 1999, is being filed in order to file Exhibits 23 and 27 thereto.

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

                                    NORTHERN STAR FINANCIAL, INC.


Dated:  October 13, 1999            By:  /s/ Thomas P. Stienessen
                                         Thomas P. Stienessen,
                                         Chief Executive Officer

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

10.1 Lease Agreement between Northern Star Bank (the "Bank") and Colonial Square Partners relating to the space located at 1650 Madison Avenue, Mankato, Minnesota. (Incorporated by reference to Exhibit 6.1 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.2 Employment Agreement between the Bank and Thomas P. Stienessen. (Incorporated by reference to Exhibit 6.2 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.3** 1998 Equity Incentive Plan, including specimen of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 6.5 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.4** Form of Nonqualified Stock Option Agreement governing options granted to Organizers. (Incorporated by reference to Exhibit 6.6 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

11 Statement re: Computation of Earnings Per Share (included in Notes to Financial Statements)

21       Subsidiaries of the Registrant:

         Name                                        State of Organization

         Northern Star Bank, Inc.                          Minnesota

23       Consent of Independent Public Accountants

24+      Power of Attorney from Certain Directors (See Signature Page)

27       Financial Data Schedule (filed in electronic format only)

------------------------------
* Incorporated by reference - Commission File No. 000-25231 unless otherwise indicated.

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

+    Filed previously with Form 10-KSB.