Form 10QSB
period 1999-09-30
NORTHERN STAR FINANCIAL INC
filed 1999-11-15
CIK 1068179

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                                  EXCHANGE ACT

            For the transition period from __________ to __________.

                          Commission File No. 000-25231

                          Northern Star Financial, Inc.
             (Exact name of registrant as specified in its charter)

        Minnesota                                   41-1912467
(State of Incorporation)                       (IRS Employer ID #)

                               1650 Madison Avenue
                                Mankato, MN 56001
                    (Address of Principal Executive Offices)

                                  507-388-4855
                (Issuer's Telephone Number, Including Area Code)

  Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X   No_____.

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class: Common Stock, par value $.01 per share
                Outstanding shares at November 10, 1999: 425,600

                         Northern Star Financial, Inc.
                              Index to Form 10-QSB



PART I.  FINANCIAL INFORMATION

  Item 1. Consolidated Statements of Financial Condition at
          September 30, 1999 (unaudited) and June 30, 1999 (audited)       2

          Consolidated Statements of Income for the three
          months ended September 30, 1999 (unaudited) and
          September 30, 1998 (unaudited)                                   3

          Consolidated Statement of Cash Flows for the three months
          ended September 30, 1999 (unaudited) and
          September 30, 1998 (unaudited)                                  4-5

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                          6-7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8-9

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                               10

  Item 2. Changes in Securities                                           10

  Item 3. Default Upon Senior Securities                                  10

  Item 4. Submission of Matters to a Vote of Security Holders             10

  Item 5. Other Information                                               10

  Item 6. Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                                10

                  Northern Star Financial, Inc. and Subsidiary
                  Consolidated Statements of Financial Position


                                                                  September 30, 1999                 June 30, 1999
                                                                      (Unaudited)                      (Audited)
                                                                ------------------------            -----------------
ASSETS

Cash and Due from Banks                                                  $      257,135                   $  210,662
Federal Funds Sold                                                              945,767                    2,533,236
Securities Available for Sale at Fair Value                                   1,746,652                      761,519
Loans Receivable, Net of Allowance for Loan and
       Lease Losses of $90,000 and $56,250                                    7,287,224                    5,563,095
Accrued Interest Receivable                                                     119,099                       59,527
Property and Equipment, Net of Depreciation                                     475,229                      486,685
Other                                                                            16,677                       20,884
Investment in Joint Venture                                                     155,414                            0
                                                                ------------------------            -----------------
        Total Assets                                                     $   11,003,196                   $9,635,608
                                                                ========================            =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilites
Demand Deposits                                                          $    1,553,443                   $1,121,450
Savings & Certificates                                                        6,124,783                    5,043,119
                                                                ------------------------            -----------------
    Total Deposits                                                            7,678,226                    6,164,569

Other Liabilities                                                                78,260                       47,337
                                                                ------------------------            -----------------
Total Liabilities                                                             7,756,486                    6,211,906

Stockholders Equity
Common Stock, $.01 par value, 15,000,000 shares
 authorized: 425,600 shares issued:
 425,600 outstanding                                                              4,256                        4,256
Undesignated stock, par value $.01per share; 5,000,000
 shares authorized, no shares issued                                                  0                            0
Paid in Capital                                                               3,919,577                    3,919,577
Deficit Accumulated during the Development Stage
Retained Earnings (Deficit)                                                    (670,780)                    (497,631)
Accumulated comprehensive income (loss)                                          (6,343)                      (2,500)
                                                                ------------------------            -----------------
       Total Shockholders Equity (Deficit)                                    3,246,710                    3,423,702
                                                                ------------------------            -----------------
       Total Liabilites and Shareholders Equity                          $   11,003,196                   $9,635,608
                                                                ========================            =================


                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary
                   Unaudited Consolidated Statement of Income

                                                      For the Three                      For the Three
                                                       Months Ended                       Months Ended
                                                    September 30, 1999                 September 30, 1998
                                                 -------------------------         ---------------------------
Interest Income
Loans                                             $        142,631                     $           -
Investments                                                 38,604                                 0
                                                 ------------------                   ---------------
    Total Interest Income                                  181,235                                 0

Interest Expense
Deposits                                                    56,076                                 0
                                                 ------------------                   ---------------
    Total Interest Expense                                  56,076                                 0

Net Interest Income                                        125,160                                 0

Provision for Loan Losses                                  (33,750)                                0
                                                 ------------------                   ---------------
    Net Interest Income after                               91,410                                 0
    provision for loan loss

Noninterest Income
Other Fees and Service Charges                               9,001                                 0
Other                                                        5,101                                 0
                                                 ------------------                   ---------------
    Total Noninterest Income                                14,103                                 0

Noninterest Expense
Compensations and Employee Benefits                        120,780
Occupancy                                                   23,183
Office & Printing                                            6,660
Advertising                                                  6,315
Organization Expense                                           392
Professional Fees                                           34,293
Other                                                       40,544                             1,256
Joint Venture                                               46,494
                                                 ------------------                   ---------------
    Total Noninterest Expense                              278,661                             1,256

Net Income (Loss)                                 $       (173,149)                    $      (1,256)
                                                 ==================                   ===============
Basic and Diluted Loss Per Share                  $          (0.41)                               N/A
                                                 ==================                   ===============
Comprehensive Income (Loss)                       $       (176,992)                    $      (1,256)
                                                 ==================                   ===============


                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                   For the Three Months Ended        For the Three
                                                                       September 30, 1999            Months Ended
                                                                                                  September 30, 1998
                                                                  ----------------------------------------------------
Cash flows from operating activities:
     Interest received on loans and investments                                $    122,216                      $ --
     Interest Paid                                                                  (57,011)                       --
     Other fees, commissions, and income received                                     9,001                        --
     Cash paid to suppliers, employees, & others                                   (172,855)                   (1,256)
     Contributions to charities                                                        (100)                       --
     Loans originated for sale                                                   (1,097,675)                       --
     Proceeds from sale of loans                                                  1,258,369                        --
                                                                  ----------------------------------------------------
          Net cash provided by(used in) operating activities                         61,945                    (1,256)
                                                                  ----------------------------------------------------
Cash flows from investing activities:
     Purchase of available-for-sale securities                                   (1,139,529)                       --
     Proceeds from maturities of available-for-sale                                 150,000                        --
     Investment in joint venture                                                   (196,000)                       --
     Loan originations and principal payments on loans, net                      (1,913,473)                       --
     Purchase of property and equipment                                              (5,109)                       --
                                                                  ----------------------------------------------------
          Net cash used in investing activities                                  (3,104,111)                        0
                                                                  ----------------------------------------------------
Cash flows from financing activities:
     Net increase (decrease) in non-interest bearing demand
          and savings deposit accounts                                              918,584                        --
     Net (decrease) increase in time deposits                                       596,009                        --
     Net (decrease) increase in mortgage escrow funds                               (13,423)                       --
     Advances from organizers                                                            --                     1,256
                                                                  ----------------------------------------------------
          Net cash provided by financing activities                               1,501,170                     1,256
                                                                  ----------------------------------------------------
Net decrease in cash and cash equivalents                                        (1,540,170)                       --

Cash and cash equivalents at beginning of year                                    2,743,898                        --

Cash and cash equivalents at end of year                                      $   1,202,902                        --
                                                                  ====================================================
Non-cash investing activities

Net loss on joint venture                                                     $     (40,587)                       --
                                                                  ====================================================

                                       4

                  Northern Star Financial, Inc. and Subsidiary
                Consolidated Statements of Cash Flow (Continued)


RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
          Net loss                                                   $ (173,150)                      $    (1,256)
          Adjustments:
                Depreciation                                             16,565                                --
                Joint Venture loss                                       40,587                                --
                Provision for loan losses                                33,750                                --
                Premiums accretion on investments                          (118)                               --
                Discount amortization on investments                        671                                --
                (Increase) decrease in:
                     Loans held for sale                                155,593                                --
                     Accrued interest receivable                        (59,572)                               --
                     Prepaid income tax                                      --                                --
                     Other assets                                         4,208                                --
                Increase (decrease) in:
                     Accrued interest payable                              (935)                               --
                     Other liabilities                                   44,346                                --
                                                                  -----------------------------------------------

                Net cash provided by operating activities            $   61,945                       $    (1,256)
                                                                  ===============================================



                  Northern Star Financial, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)



Note 1: PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three month period ended September 30, 1999, include the accounts of Northern Star Financial, Inc. (the "Company") and its wholly owned subsidiary Northern Star Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: BASIS OF PRESENTATION

         General: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 1999 consolidated financial statements and notes of Northern Star Financial, Inc. included in its annual report for the year ended June 30, 1999.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

Note 3: ORGANIZATION OF THE BUSINESS

         The Company was incorporated under the laws of the State of Minnesota on January 22, 1998, for the purpose of becoming a bank holding company for a state chartered commercial bank. The Bank's charter became effective January 25, 1999. The Company prior to January 25, 1999, reported as a development stage enterprise because its activities included raising capital and establishing a new bank. Upon opening the Bank, the Company's primary attention turned to routine, ongoing bank activities and it ceased to be a development stage enterprise.

Note 4: OTHER COMPREHENSIVE INCOME

         Other comprehensive income (loss) is compiled of the following:

                                                             Unrealized Gains
                                                         (Losses) on Securities

         Beginning balance - June 30, 1999                    $ (2,500)
         Current - period change                                (3,843)
                                                              ----------

         Ending balance - September 30, 1999                  $ (6,343)
                                                              ----------

Note 5: EARNINGS PER SHARE

         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three-month period ended September 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 425,600. There were options to purchase 54,800 shares of common stock that were not included in the calculation of diluted earnings per share because they were antidilutive.

Note 6: JOINT VENTURE

         In July 1999, the Company acquired a 49 percent joint venture interest in Homeland Mortgage Company, LLC (Homeland Mortgage), a limited liability company, in exchange for a total cash consideration of $196,000. The investment in Homeland Mortgage is being accounted for using the equity method. Homeland Mortgage's primary business is originating residential real estate loans that are secured by first and second mortgages and sold into the secondary mortgage market.

Note 7: BUSINESS COMBINATION INITIATED

         On September 30, 1999 the Company and First Federal Holding Company of Morris, Inc. ("Morris") entered into an Agreement and Plan of Reorganization for the merger of Morris with and into the Company. Under terms of the Agreement, Morris shareholders will exchange their Morris common stock for approximately 924,000 shares of Company common stock, subject to certain adjustments as specified in the Agreement. Completion of the merger is subject to regulatory approvals and approval by the shareholders of both companies. The transaction will be accounted for using the pooling of interest method of accounting.

Morris is a savings and loan holding company and through its subsidiary, First Federal Savings Bank, provides various financial services including mortgage, commercial and consumer lending and various deposits and savings plan. At September 30, 1999 Morris had total assets of $57.5 million and shareholder equity of $3.7 million.

Upon completion of the merger, the Company will have banking offices located in Mankato, Morris, Benson, Breckenridge, and Big Lake, Minnesota and mortgage banking offices located in Edina, Minnesota.

Part I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

Northern Star Financial, Inc. was formed in January 1998, but its primary operating subsidiary, Northern Star Bank, did not commence operations until January 25, 1999. Until that time, its operations were limited to the organization of the Bank, and raising its initial capital through the offering of its common stock. Because the Bank was not in operations during the three-month period ended September 30, 1998, comparative information for the three-month period ended September 30, 1999 is not meaningful and has been omitted from this discussion. A review of the Company's operating results should be made with an understanding of its short history.

FINANCIAL CONDITION

Total consolidated assets at September 30, 1999 were $11,003,196, an increase of $1,367,588 or 14.2% from total assets at June 30, 1999. The increase was generated primarily through a net increase in deposits of $1,513,657. Total consolidated asset consisted of federal funds sold of $945,770, investments of $1,746,652, net loans of $7,287,224 including loans held for sale of $536,000, premises and equipment at cost, less accumulated depreciation, of $475,229, cash and cash equivalents of $257,135, investment in Homeland Mortgage of $155,414, accrued interest receivable of $119,099, and other assets totaling $76,667. The Company's liabilities at September 30, 1999, were $7,756,486, consisting of deposits of $7,678,226, and accrued expenses and other liabilities of $78,260. The Company's shareholder's equity totaled $3,246,710 at September 30, 1999.

RESULTS OF OPERATIONS

From the Bank's opening date on January 25, 1999 through September 30, 1999, the Bank attracted $7,678,226 in deposits, and made net loans of $7,287,224. Net interest income for the three-month period ending September 30, 1999 totaled $91,410, after a provision for loan losses of $33,750. Operating expenses of the Company for the three months ending September 30, 1999 totaled $278,661, including compensation and employee benefits of $120,780, occupancy of $23,183, professional and other outside services of $34,298, joint venture equity method loss of $46,494, and other expenses of $40,544. The Company had a net loss of $173,149 for the three months ended September 30, 1999.

As the Bank had no historical loan loss experience, the provision for loan losses of $33,750 for the three-month periods ending September 30, 1999 has been established based upon management's periodic evaluation of the inherent risk in the loan portfolios, which it believes to be reasonable, which may or may not prove to be accurate. Thus, there can be no assurance that the Company's charge-offs in future periods wil not exceed the allowance for loan losses or that an additional increase in the loan loss allowance will not be required. The Company had no charge-offs in 1999.

The Company and the Bank has 8 full time employees and one part time employee.

CAPITAL ADEQUACY

The table below illustrates Northern Star Bank's regulatory capital (in thousands) and ratios at September 30, 1999:


                                   Actual         For Capital Adequacy         To Be Well Capitalized
                                                       Purposes                Under prompt Correction
                                                                                 Action Provision
                            -------------------   -----------------------------------------------------
                            Amount      Percent   Amount        Percent        Amount          Percent
                            -------------------   ---------------------        ------------------------
Tier II Capital
 (to Risk Weighted Assets)  $2,720       33.77%   $644           8.00%         $805             10.00%
Tier I Capital
 (to Risk Weighted Assets)  $2,630       32.65%   $322           4.00%         $483              6.00%
Leverage Ratio
Tier I Capital
 (to Average Assets)        $2,630       26.38%   $399           4.00%         $403              5.00%


At September 30, 1999, the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates the Bank will continue to be classified as well-capitalized.

YEAR 2000 MATTERS

The Company has an ongoing process of evaluating its computer systems as well as those of its data processing vendors to assess compliance with the Year 2000 requirements. The Company has performed independent testing of its mission critical systems and has completed the validation phase for all Year 2000 critical dates. Management believes that all mission critical systems are currently Year 2000 compliant. However, there can be no assurance that all necessary modifications have been identified and corrected or that unforeseen difficulties or costs will not arise. Further, there can be no assurances that vendor systems on which the Company relies will be modified on a timely basis or that failure of others to properly modify their mission critical systems will not negatively impact the Company's operations.

The Company has implemented an assessment procedure to identify potential credit and liquidity risks to the Company should there be a failure by its key customers to identify and remediate their own issues, which process is ongoing.

The Company has developed a contingency plan which would be implemented should there be a failure in its systems by virtue of the Year 2000 issues. For mission critical systems, the Company has identified alternative procedures to achieve a successful resumption of its banking operations in case its systems or those of its mission critical vendors fail, including developing a manual process for implementing the system and identifying alternative vendors.

Management cannot currently determine the financial effect on the Company if significant customer and/or vendor remediation efforts are not completed in a timely and comprehensive manner.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index on page following Signatures.

         (b) During the quarter ended September 30, 1999, the Registrant filed a report on Form 8-K, dated October 7, 1999, reporting under Item 5 the announcement on September 30, 1999 of a definitive agreement to acquire First Federal Holding Company of Morris, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTHERN STAR FINANCIAL, INC.

Date:  November 12, 1999                 By /s/ Thomas P. Stienessen
                                            Thomas P. Stienessen, President
                                            and Chief Executive Officer

                                         By /s/ Frank L. Gazzola
                                            Frank L. Gazzola, Chief Financial
                                            Officer

                                  EXHIBIT INDEX

                          NORTHERN STAR FINANCIAL, INC.
                                   FORM 10-QSB
                      FOR QUARTER ENDED SEPTEMBER 30, 1999


Exhibit Number    Description

     2 Agreement and Plan of Reorganization, dated September 30, 1999 between the Registrant and First Federal Holding Company of Morris. Pursuant to Item 601(b)(2) of Regulation S-B, and subject to claims of confidentiality pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, upon the request of the Commission the Registrant undertakes to furnish supplementally to the Commission a copy of any schedule or exhibit to the Agreement and Plan of Reorganization, described as follows:

           Schedule         Description

           1(a)(iii)        Surviving Board
           1(a)(9v)         Surviving Officers
           2(b)             Morris Subsidiaries
           2(c)             Morris Stock Rights
           2(d)             Morris Authorizations Required
           2(g)             Morris Leases
           2(h)             Morris Taxes
           2(i)             Material Morris Changes
           2(j)             Morris Contracts
           2(l)             Morris Insurance
           2(m)             Morris Governmental Restrictions
           2(o)             Material Interests of Certain Persons
           2(p)             Morris Benefit Plans
           2(r)             Morris Registration Obligations
           2(u)             Morris Defaults
           2(w)             Morris Interest Rate Risk Management Agreements
           2(y)             Morris Unfunded Commitments
           3(b)             Northern Subsidiaries
           3(c)             Northern Stock Rights
           3(d)             Northern Authorizations Required
           3(h)             Northern Taxes
           3(j)             Northern Contracts
           3(m)             Northern Governmental Restrictions
           3(o)             Northern Benefit Plans
           4(a)             Northern Loan Consent Employee
           7(p)             Morris Agreements to be Terminated

  27       Financial Data Schedule (filed in electronic format only)