Form 10QSB
period 1999-12-31
NORTHERN STAR FINANCIAL INC
filed 2000-02-14
CIK 1068179

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

 (X) QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                  507-387-2265
                (Issuer's Telephone Number, Including Area Code)

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

Class: Common Stock, par value $.01 per share Outstanding shares at February 11, 2000: 425,600

                          Northern Star Financial, Inc.
                              Index to Form 10-QSB
                                December 31, 1999



                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Statements of Financial Condition at December 31, 1999
         (unaudited) and June 30, 1999 (audited)                               3

         Unaudited Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998 and for the six months
         ended December 31, 1999 and 1998                                      4

         Unaudited Consolidated Statement of Cash Flows for the three months ended December 31, 1999 and 1998 and for the six months
         ended December 31, 1999 and 1998                                      5

         Notes to Condensed Consolidated Financial Statements (unaudited)   7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             13-17

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings                                            18

         Item 2. Changes in Securities                                        18

         Item 3. Default Upon Senior Securities                               18

         Item 4. Submission of Matters to a Vote of Security Holders          18

         Item 5. Other Information                                            19

         Item 6. Exhibits and Reports on Form 8-K                             19


SIGNATURES

                  Northern Star Financial, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition

                                                         December 31, 1999     June 30, 1999
                                                             (Unaudited)         (Audited)
                                                            ------------       ------------
                            ASSETS

Cash and cash equivalents:
    Cash and due from banks                                 $    249,088       $    210,662
    Federal funds sold                                         2,159,781          2,533,236
                                                            ------------       ------------
        Total cash and cash equivalents                        2,408,869          2,743,898
Securities available for sale at fair value                    4,465,492            745,119
FHLB stock, at cost                                               21,300             16,400
Loans held for sale                                               66,440            681,593
Loans receivable, net of allowance for loan and
       lease losses of $123,750 and $56,250                    8,950,055          4,881,502
Accrued interest receivable                                      128,981             59,527
Property and equipment, net of depreciation                      465,957            486,685
Other assets                                                      45,577             20,884
Investment in joint venture                                      115,822                  0
                                                            ------------       ------------

        Total Assets                                        $ 16,668,493       $  9,635,608
                                                            ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Demand deposits                                             $  2,497,720       $  1,121,450
Savings deposits                                               4,674,284          3,244,444
Time deposits                                                  5,966,384          1,798,675
                                                            ------------       ------------
    Total deposits                                            13,138,387          6,164,569
Advances from FHLB                                               425,000                  0
Advances from borrowers for taxes and insurance                    5,436             23,941
Other liabilities                                                 69,591             23,396
                                                            ------------       ------------
    Total Liabilities                                         13,638,414          6,211,906
                                                            ------------       ------------


Shareholders Equity:
Common Stock, $.01 par value, 15,000,000 shares
 authorized; 425,600 shares issued                                 4,256              4,256
Undesignated stock, par value $.01per share; 5,000,000
 shares authorized, no shares issued                                   0                  0
Paid in capital                                                3,919,577          3,919,577
Accumulated deficit                                             (865,774)          (497,631)
Accumulated comprehensive (loss)                                 (27,980)            (2,500)
                                                            ------------       ------------
       Total Shareholders' Equity                              3,030,079          3,423,702
                                                            ------------       ------------

       Total Liabilities and Shareholders Equity            $ 16,668,493       $  9,635,608
                                                            ============       ============

                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary
                 Unaudited Consolidated Statements of Operations

                                                       For the Three Months           For the Six Months
                                                        Ended December 31,             Ended December 31,
                                                    -------------------------       -------------------------
                                                      1999            1998            1999             1998
                                                    ---------       ---------       ---------       ---------
Interest income
     Loans receivable                               $ 180,408       $       0       $ 323,040       $       0
     Securities available for sale                     42,527               0          64,285               0
     Due from banks                                         0           4,613               0           4,613
     Federal funds sold                                16,339               0          33,185               0
                                                    ---------       ---------       ---------       ---------
         Total interest income                        239,274           4,613         420,510           4,613

Interest expense
     Deposits                                          96,682               0         152,758               0
     Borrowed funds                                     2,970               0           2,970               0
                                                    ---------       ---------       ---------       ---------
         Total interest expense                        99,652               0         155,728               0

     Net interest income                              139,622           4,613         264,782           4,613
     Provision for loan losses                         33,750                          67,500
                                                    ---------       ---------       ---------       ---------

         Net interest income after
         provision for loan loss                      105,872           4,613         197,282           4,613
                                                    ---------       ---------       ---------       ---------

Noninterest income:
     Other fees and service charges                     5,035               0          14,036               0
     Gain/(loss) on sale of loans                      20,722               0          25,824               0
                                                    ---------       ---------       ---------       ---------
         Total noninterest income                      25,757               0          39,860               0
                                                    ---------       ---------       ---------       ---------

Noninterest expense
     Compensation and employee benefits               101,205               0         201,985               0
     Board fees                                        28,636               0          48,636               0
     Occupancy                                         25,073               0          48,257               0
     Legal and accounting                              13,180               0          35,790               0
     Printing & supplies                               14,434               0          21,094               0
     Property and equipment depreciation               19,294               0          33,337               0
     Data processing                                   12,273               0          23,956               0
     Organization expense                                   0          42,074               0          42,074
     Merger expenses                                   36,918               0          37,310               0
     Start up costs                                         0          76,604               0          77,860
     Other                                             35,480               0          68,295               0
     Joint venture                                     40,130               0          86,624               0
                                                    ---------       ---------       ---------       ---------
         Total noninterest expense                    326,624         118,678         605,285         119,934
                                                    ---------       ---------       ---------       ---------

     Net loss before income tax benefit              (194,994)       (114,065)       (368,143)       (115,321)
     Income tax benefit                                     0               0               0               0
                                                    ---------       ---------       ---------       ---------
     Net Loss                                       $(194,994)      $(114,065)      $(368,143)      $(115,321)
                                                    =========       =========       =========       =========

     Basic (loss) per share  of common stock        $   (0.46)      $   N/A         $   (0.86)      $    N/A
                                                    =========       =========       =========       =========

                See Notes to Consolidated Financial Statements.

                  Northern Star Financial, Inc. and Subsidiary
                 Unaudited Consolidated Statements of Cash Flows

                                                                       For the Three Months                 For the Six Months
                                                                        Ended December 31                   Ended December 31
                                                                   -----------------------------      -----------------------------
                                                                       1999               1998              1999              1998
                                                                   -----------       -----------      -----------       -----------

Cash flows from operating activities:
     Interest received on loans and investments                    $   230,708       $     4,613      $   352,924       $     4,613
     Interest paid                                                     (38,650)                0          (95,661)                0
     Other fees, commissions, and income received                        5,035                 0           14,036                 0
     Cash paid to suppliers, employees and others                     (377,001)          (16,136)        (549,956)          (16,136)
     Loans originated for sale                                      (1,133,299)                0       (2,230,974)                0
     Proceeds from sale of loans                                     1,613,581                 0        2,871,950                 0
                                                                   -----------       -----------      -----------       -----------

          Net cash provided by (used in) operating activities          300,374           (11,523)         362,319           (11,523)


Cash flows from investing activities:
     Purchases of available-for-sale securities                     (2,958,193)                0       (4,097,722)                0
     Purchases of FHLB stock                                            (4,900)                0           (4,900)                0
     Proceeds from maturities of available-for-sale                    200,000                 0          350,000                 0
     Investment in joint venture                                             0                 0         (196,000)                0
     Loan originations and principal payments on loans, net         (2,222,580)                0       (4,136,053)                0
     Purchase of property and equipment                                 (7,500)                0          (12,609)                0
                                                                   -----------       -----------      -----------       -----------

          Net cash used in investing activities                     (4,993,173)                0       (8,097,284)                0

Cash flows from financing activities:
     Net proceeds from common stock                                          0         3,087,353                0         3,087,353
     Net increase in non-interest bearing demand and
      savings deposit accounts                                       1,907,056                 0        2,825,640                 0
     Net increase in time deposits                                   3,571,792                 0        4,167,801                 0
     FHLB borrowings                                                   425,000                 0          425,000                 0
     Net decrease in mortgage escrow funds                              (5,082)                0          (18,505)                0
                                                                   -----------       -----------      -----------       -----------

          Net cash provided by financing activities                  5,898,766         3,087,353        7,399,936         3,087,353
                                                                   -----------       -----------      -----------       -----------

Net increase (decrease) in cash and cash equivalents                 1,205,967         3,075,830         (335,029)        3,075,830

Cash and cash equivalents beginning                                  1,202,902                 0        2,743,898                 0
                                                                   -----------       -----------      -----------       -----------

Cash and cash equivalents ending                                   $ 2,408,869       $ 3,075,830      $ 2,408,869       $ 3,075,830
                                                                   ===========       ===========      ===========       ===========

Non-cash investing activities:

Net equity loss, joint venture                                     $   (39,591)      $         0      $   (80,178)      $         0
                                                                   ===========       ===========      ===========       ===========


                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary
           Unaudited Consolidated Statements of Cash Flows (Continued)

                                                       For the Three Months            For the Six Months
                                                        Ended December 31               Ended December 31
                                                    -------------------------       -------------------------
                                                      1999             1998            1999            1998
                                                    ---------       ---------       ---------       ---------
RECONCILATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net loss                                            $(194,994)      $(114,065)      $(368,144)      $(115,321)
Adjustments
    Depreciation                                       16,772               0          33,337               0
    Joint venture loss                                 39,591               0          80,178               0
    Provision for loan losses                          33,750               0          67,500               0
    Premiums accretion on investments                    (120)              0            (238)              0
    Discount amortization on investments                1,436               0           2,107               0
    (Increase) decrease in:
         Loans held for sale                          459,560               0         615,513               0
         Accrued interest receivable                   (9,882)              0         (69,454)              0
         Other assets                                 (28,902)         (1,600)        (24,694)         (1,600)
    Increase (decrease) in:
         Accrued interest payable                      61,002               0          60,067               0
         Other liabilities                            (77,839)        104,142         (33,493)        105,398
                                                    ---------       ---------       ---------       ---------

         Net cash used in operating activities      $ 300,374       $ (11,523)      $ 362,679       $ (11,523)
                                                    =========       =========       =========       =========





                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 (Unaudited)



Note 1: PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three and six month periods ended December 31, 1999, include the accounts of Northern Star Financial, Inc. (the "Company") and its wholly owned subsidiary Northern Star Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 1999 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in their annual report on Form 10-KSB for the year ended June 30, 1999.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

Note 4: EARNINGS PER SHARE

         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three and six month periods ended December 31, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 425,600. There were 66,200 common stock shares from stock options that were not included in the calculation of diluted earnings per share because they were anti-dilutive.

         Ten shares were outstanding at December 31, 1998, and presentation of basic earnings per share for the initial development stage operating periods would not be meaningful. Stock subscriptions for 310,100 shares were contingently issuable subject to the Bank charter approval, which had not occurred by December 31, 1998.

Note 5: COMPREHENSIVE (LOSS)

         Accumulated comprehensive (loss) is composed of the following:

                                                    For the period ended
                                                      December 31, 1999
                                                Three months     Six months
                                                 ---------       ---------

Unrealized Gains
(Losses) on Securities
         Beginning balance                       $  (6,343)      $  (2,500)
         Current - period change net of tax        (21,637)        (25,480)
                                                 ---------       ---------
         Ending balance                          $ (27,980)      $ (27,980)
                                                 =========       =========

Comprehensive (Loss)
         Net loss                                $(194,994)      $(368,143)
         Other comprehensive loss                 ( 21,637)       ( 25,480)
                                                 ---------       ---------
                                                 $(216,631)      $(393,623)




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

Note 7: BUSINESS COMBINATION INITIATED

         The Company and First Federal Holding Company of Morris, Inc. ("Morris") on September 30, 1999 entered in to an Agreement and Plan of Reorganization for the merger of Morris with and into the Company. Under terms of the Agreement, Morris shareholders will exchange their Morris common stock for approximately 870,559 common stock shares of the Company, subject to certain adjustments as specified in the Agreement. Completion of the merger is subject to regulatory approvals and approval by the shareholders of both companies. The transaction will be accounted for using the pooling of interest method.

         Morris is a savings and loan holding company and through its subsidiary, First Federal Savings Bank, provides various financial services including mortgage, commercial and consumer lending and various deposits and savings plan. At September 30, 1999 Morris had total assets of $57.5 million and shareholder equity of $3.7 million.

         Upon completion of the merger, the Company will have offices located in Mankato, Morris, Benson, Breckenridge, and Big Lake Minnesota.

Note 8: SECONDARY STOCK OFFERING INITIATED

         The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of up to 1,000,000 shares of its common stock. The shares will be offered and sold to the public on a best efforts basis at a price to be negotiated between the Company and its agent.

AVERAGE BALANCES, YIELDS AND RATES

         The following table sets forth, for the thee months and six months ended December 31, 1999, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

                                                   Three Months Ended                                Six Months Ended
                                                   December 31, 1999                                  December 31, 1999
                                  ---------------------------------------------      --------------------------------------------
                                                                      Average                                           Average
                                      Average                        Yield or             Average                       Yield or
                                      Balance          Interest        Rates              Balance          Interest      Rates
                                    -------------     ------------   ----------      ----------------     -----------   ---------

Interest-earning assets:
   Loans receivable               $    8,225,528    $     180,409        8.77%       $     7,344,675   $     323,041       8.80%
   Investment securities               2,565,608           42,527        6.63%             1,946,247          64,285       6.61%
   Federal funds sold                  1,158,506           16,339        5.64%             1,271,661          33,185       5.22%
                                    -------------     ------------                   ----------------     -----------
      Total interest-earning assets   11,949,642          239,275        8.01%            10,562,583         420,511       7.96%

   Non-interest-earning assets         1,123,852                                           1,021,390
                                    -------------                                       -------------
      Total assets                $   13,073,494                                     $    11,583,974
                                  ===============                                    ================


Interest-bearing liabilities:
   Interest Bearing Deposits      $    8,498,277           96,682        4.55%       $     7,072,125         152,758       4.32%
   Other liabilities                     198,333            2,970        5.98%                99,321           2,970       5.98%
                                  ---------------     ------------                   ----------------     -----------
      Total interest-bearing
        liabilities                    8,696,610           99,652        4.58%             7,171,446         155,728       4.34%
                                                      ------------                                        -----------

   Non-interest-bearing
      liabilities                      1,275,998                                           1,192,111
                                  ---------------                                    ----------------

    Total liabilities                  9,972,608                                           8,363,557

Stockholders' Equity                   3,100,886                                           3,220,416
                                  ---------------                                    ----------------
    Total liabilities and
      stockholders' equity        $   13,073,494                                     $    11,583,974
                                  ===============                                    ================

Net interest income                                 $     139,623                                      $     264,783
                                                    ==============                                     ==============

Net interest rate spread                                                 3.43%                                             3.62%
Net yield on interest-earning assets                                     4.67%                                             5.01%
Ratio of average interest-earning
   assets to average
   interest-bearing liabilities            1.37x                                               1.47x

LOAN PORTFOLIO

         Since loans typically provide higher interest yields than do other types of earning assets, the Company's intent is to channel a substantial percentage of its earning assets into the loan category. However since the Bank only commenced operations in January 1999, that category has not yet grown to a percentage of total earning assets, comparable to other banks that are well established. Total gross loans outstanding at December 31, 1999, including loans held for sale, was $9,134,233.

The following table summarizes the composition of the loan portfolio:

                                                     As of December 31, 1999                     As of June 30, 1999
                                                 --------------------------------           ------------------------------
                                                     Amount          % of Total                Amount         % of Total
                                                 ---------------     ------------           --------------    ------------

Commercial, Lease & Agricultural              $       2,668,664           29.22%          $     1,843,707          32.81%
Real Estate - individual                              1,600,518           17.52%                1,496,460          26.63%
Real Estate - other                                   2,106,990           23.07%                  843,394          15.01%
Consumer loans                                        2,758,061           30.19%                1,435,784          25.55%
                                              ------------------     ------------           --------------

Total loans                                   $       9,134,233          100.00%          $     5,619,345         100.00%
                                                                     ============                             ============

Less: allowance for loan loss                         (123,750)                                  (56,250)
                                              ------------------                            --------------

Total net loans                               $       9,010,483                           $     5,563,095
                                              ==================                            ==============

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company had developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio.

         At December 31, 1999, the allowance for loan losses was $123,750 or 1.36% of $9,067,793 in loan receivables (net of loans held for sale). The bank has not charged off any loans since commencing operations. The provision for loan losses was made primarily as a result of management's assessment of general loan loss risk as the Bank recorded its first loans. The allowance is allocated as follows:
                                                          Percent of Loans
                                                               in
                                                          Each Category
                                      December 31, 1999   of Total Loans
                                      -----------------   --------------
Commercial Lease and Agricultural          $ 19,105          29.22 %
Real Estate - individual                     11,669          17.52 %
Real Estate - other                          13,041          23.07 %
Consumer loans                               11,164          30.19 %
Unallocated                                  68,771                %
                                           --------          -------

Total                                      $123,750          100 %
                                           ========

DEPOSITS

The following is a table of deposits by category at December 31, 1999:


                                                                                                        Percentage
                                                                 Percentage                             of Total
                                              Ending              of Total          Average             Average       Effective
                                             Balance              Deposits         Balance              Deposits          Cost
                                           -----------           ----------      -----------          --------------  ---------

Demand Deposit                             $ 2,205,378              16.79%       $ 1,191,094              11.77%          0.00%
Now                                            292,342               2.23%           238,972               2.36%          2.59%
Savings                                      4,674,284              35.58%         4,842,436              47.84%          3.72%
Time Accounts less than $100,000             2,970,922              22.61%         2,476,489              24.47%          5.72%
Time Accounts of $100,000 or more            2,995,462              22.80%         1,372,655              13.56%          6.09%
                                           -----------           --------        -----------          --------------      -----

Total Deposits                             $13,138,387             100.00%       $10,121,646             100.00%
                                           ===========           ========        ===========          ==============


                 Northern Star Financial Summary Financial Data

     The following table summarizes certain historical financial data of Northern Star Financial and its subsidiary on a consolidated basis as of and for the 3 months ended December 31, 1999 and 6 months ended December 31, 1999. You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

                                             Three Months        Six Months
                                                 Ended              Ended
                                           December 31, 1999   December 31, 1999
                                           -----------------   -----------------
                                              (unaudited)        (unaudited)

Statement of Income:
Interest income                               $  239,274        $    320,510
Interest expense                                  99,652             155,728
                                              -----------       -------------
Net interest income                              139,622             264,782
Provision for loan losses                         33,750              67,500
Other non-interest income                         25,757              39,860
Non-interest expense                             326,624             605,285
                                              -----------       -------------
Income (loss) before income tax expense         (194,994)           (368,143)
Income tax expense (benefit)                           0                   0
                                              -----------       -------------
Net income (loss)                             $ (194,994)        $  (368,143)
                                              ===========       =============
Balance Sheet:
Assets                                                          $ 16,668,493
Allowance for loan losses                                       $    123,750
Deposits                                                        $ 13,138,387
Stockholders' equity                                            $  3,030,079

Per Share Data:
Net income (loss) - basic                     $    (0.46)       $      (0.86)
Net income (loss) - diluted                   $    (0.46)       $      (0.86)
Book value                                                      $       7.12

Other Data
Average shares outstanding - basic               425,600             425,600
Average shares outstanding - diluted             425,600             425,600

Financial Ratios:
Equity to assets                                                       18.18 %
Return on average assets                                               (5.60)%
Return on average stockholders' equity                                (22.82)%
Net interest margin                                                     5.01 %
Tier 1 leverage ratio                                                  19.48 %
Tier 1 capital to risk-weighted assets                                 22.73 %
Total capital to risk-weighted assets                                  23.85 %

Asset Quality Ratios:
Nonperforming assets to total assets                                     N/A
Nonperforming assets to total loans and
  and other real estate owned                                            N/A
Allowance for loan losses to total loans                                1.37 %



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Northern Star Financial, Inc. is the bank holding company of Northern Star Bank (the "Bank"). Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

This report contains "forward-looking statements" as defined in section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Many factors could cause the actual results, amounts or events to differ materially from those the Company expects to achieve or occur, such as changes in competition, market interest rates, economic conditions and regulations. Although the Company has based its plans and projections on certain assumptions, there can be no assurances that its assumptions will be correct, or that its plans and projections can be achieved.

Total consolidated assets equaled $16.67 million at fiscal quarter ended December 31, 1999 compared to $9.64 million for fiscal year ending June 30, 1999. Cash and cash equivalents decreased $0.34 million since fiscal year 1999 end. Net loans receivable increased $4.07 million during the first six months ending December 31, 2000 and loans held for sale decreased $0.62 million. Deposits also increased $6.97 million during the first half of fiscal year 2000.

The net loss for the six months ending December 31, 1999 equaled $368,143 compared to a net loss of $115,321 for the six months ending December 31, 1998. A direct comparison of the results of operations during these time periods would not be meaningful. Although staffing at the Bank had been initiated in preparation of the Bank's January 25, 1999 opening and other noninterest expenses were incurred in opening the Bank, the Company did not engage in any operating activity during 1998 other than in the organization of the Company and the Bank.

Net Interest Income

Net interest income earned during the six-month period ending December 31, 1999 totaled $197,282. Net interest income for the three-month period ending December 31, 1999 was $105,872. The increase in net interest income in the three month period ending December 31,1999 over the prior quarter is the result of the higher level of earning assets held by the Company during the second quarter. Total interest income for the six-month period ending December 31, 1999 was $420,510 as compared to total interest income of $239,274 for the three-month period ending December 31, 1999. The increase of $58,000 in total interest income represents a 32% increase in interest income in the second quarter over the first quarter. Interest income from loans receivable of $180,408 represented the largest portion of interest income since the Company had the largest portion of earning assets in its loan portfolio.

Noninterest Income

Noninterest income is derived primarily from service charges on deposit accounts and earnings on loan sales. During the six-month period ending December 31, 1999, the Bank sold residential mortgage loans totaling $2.87 million and recognized gains on those sales of $25,824. This compares to residential mortgage loan sales of $1.61 million for the three-month period ending December 31, 1999, which recognized gains of $20,722. Long termed, fixed rate residential mortgage loans are sold without recourse on a best effort and price protected basis. Loan servicing rights are released to the purchaser of the loan at the time of sale. The Bank does not take a position in the market. The improvement in earnings from loan sales is attributed to improvements in operating efficiencies.

Noninterest Expenses

The Company's noninterest expenses were $326,624 during the three-month period ending December 31, 1999 and $605,285 for the six-month period ending December 31, 1999. The second quarter increase of nearly $50,000 in noninterest expenses over first quarter levels is attributed to the expansion of the Company's activities into mortgage banking and the pending acquisition of First Federal Holding Company of Morris, Inc. Significant increases in the Bank's noninterest expenses are not anticipated in the near term as the bank's loan and deposit generating capabilities have not yet reached its capacity.

Noninterest expenses for the period included $40,130 of equity loss associated with the Company's joint venture in Homeland Mortgage, LLC and $36,918 of expenses related to the pending merger with First Federal Holding Company of Morris, Inc.

The Company's largest noninterest expense during the period was employee compensation and benefits of $101,205. This expense category is expected to remain relatively flat for the duration of fiscal year ending June 30, 2000.

Income Taxes

The effective tax rate for the Company and the Bank was 0% for the six months ended December 31, 1999 because the expected future tax benefit of the net operating loss amounting to approximately $145,000 is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

Liquidity and Investment Portfolio

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital.

Cash and due from banks and federal funds sold totaled $2,408,869 as of December 31, 1999. Liquid assets were higher than anticipated at December 31, 1999 due to delays in funding loans in process at the end of the period.

At present the Company's primary sources of liquidity are from interest on deposits and loans. In addition, the Bank has been and continues to offer special time deposits at slightly higher than market rates in order to attract new deposits to fund its growth in loans and investments. The Bank has several ways of providing liquidity in addition to special deposit campaigns, which offer rates slightly higher than local market rates yet less than national market rates. At December 31, 1999, the Bank had unused federal funds lines of credit totaling $250,000. The Bank also has access to borrowings from the Federal Home Loan Bank based upon the value of collateral (investments and loans). Management believes these sources of secondary liquidity are adequate to meet any cash demands that may arise.

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of up to 1,000,000 shares of its common stock. The shares will be offered and sold to the public on a best efforts basis at a price to be negotiated between the Company and its agent.

Deposits

Total deposits were $13.14 million at the period ending December 31, 1999, which was an increase of $6.97 million for the six months.

Deposit balances held in the Bank's tiered savings accounts equaled $4.67 million at December 31, 1999. This is a regular savings account the terms of which provide for payment of a floating rate of interest that may equal the 13-week treasury bill less a margin of 75 basis points. The rate offered on this account has been very attractive and the Bank's customers have held their funds in this deposit product rather than locking into a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of their funds versus a time certificate bearing a future maturity.

Certificates of deposit increased to $5.97 million as of December 31, 1999. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of December 31, 1999, demand deposits equaled $2.5 million. These Bank transaction accounts have significant changes in daily balances, mainly due to deposits held by commercial companies. Commercial company deposit accounts have greater balance fluctuations than other types of deposits because of their comparatively higher levels of activity.

The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.


Loans

Loans receivable, net of allowance for loan and lease losses, equaled $8.95 million at December 31, 1999. The Bank continues to emphasize commercial and real estate lending. At December 31, 1999, 52% of the loans held for investment were commercial loans, commercial real estate and leases, and 18% were residential real estate and construction loans. The Bank maintains high credit qualifications and as a result did not have any loans past due 30 or more days at fiscal quarter ending December 31, 1999.

The Bank offers residential mortgages on a limited basis, retaining adjustable rate loans while selling long term, fixed rate loans into the secondary residential mortgage markets.

The Bank consumer loan portfolio equaled 30% of the total loan portfolio at December 31, 1999.

Allowance for Loan Losses

The allowance for loan losses equaled $123,750 at fiscal quarter ending December 31, 1999. This amount is equal to 1.36% of all loans receivable as of the period end. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment. Since the bank's inception, there have been no loan charge off or recoveries.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. Banks are required to maintain a minimum risk-based capital ratio of eight percent (8%). At December 31, 1999, the Bank was considered "well capitalized." The total risk-based capital ratios were 23.85% for the Bank.

Joint Venture

On July 15, 1999 Northern Star Financial, Inc. entered into a joint venture with First Federal Savings Bank of Morris, Minnesota to engage in the making and servicing of residential real estate loans. The joint venture company headquartered in Morris, Minnesota operates under the name Homeland Mortgage LLC. Homeland Mortgage LLC originates mortgage loans directly with walk-in traffic in its office as well as through an out reach system of commissioned loan officers originating loans in the field and through the purchase of mortgages from community banks located within Minnesota. The mortgage company had expanded and opened a mortgage loan origination office in Edina, Minnesota. Immediately following development of the expansion plan, the Federal Reserve Board initiated actions to raise interest rates. As a result of the action of the Federal Reserve Board, residential mortgage loan interest rates have risen sharply resulting in a significant reduction in the amount of loan refinancing and purchasing activity. Further increases in residential mortgage financing rates are anticipated. As a result, the Company has closed its Edina, Minnesota office. Homeland Mortgage LLC continues to operate from its principal office in Morris, Minnesota. The investment in the joint venture is accounted for on the equity method resulting in a loss of $40,130 and $86,624 for the three and six-month period ended December 31, 1999 respectively.

Pending Acquisition Agreement

On September 30, 1999 the Company entered into an Agreement and Plan of Reorganization for the merger of First Federal Holding Company of Morris, Inc. (Morris) into Northern Star Financial, Inc. Under the terms of the agreement, Morris shareholders will exchange their Morris common stock for approximately 870,559 shares of Northern Star Common stock, subject to adjustment. Completion of the merger is subject to regulatory approvals and approval by the shareholders of both companies. The transaction is expected to be completed by Northern Star's fiscal year end of June 30, 2000.

Year 2000

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000 some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential systems malfunction or correct any system failures. We have surveyed our key customers to determine their exposure to the year 2000 issue and, based upon our key customer's reports, we believe we will not have any material exposure to our loan portfolio as a result of the year 2000 issue.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of the Shareholders of the Company was held on October 11, 1999.

         At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 223,563 shares in favor, with 0 shares against, 0 shares abstaining and 0 shares represented by broker nonvotes.

         Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected Class I directors to serve for a three-year term:

         Nominee                 Number of Votes For    Number of Votes Withheld

         Michael P. Reynolds        223,563                            0
         Steven A. Loehr            223,563                            0

         The terms of office of the following directors continued after the Annual Meeting: Robert H. Dittrich, Dean M. Doyscher, Frank L. Gazzola, Thomas
J. Reynolds and Thomas P. Stienessen.

         At the Annual Meeting the shareholders approved a 75,000 share increase in the number of shares reserved for the Company's 1998 Equity Incentive Plan by a vote of 220,563 shares in favor, with 3,000 shares opposed, 0 shares abstaining and 0 shares represented by broker nonvotes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index on page following Signatures.

         (b) During the quarter ended December 31, 1999, the Registrant filed reports on Form 8-K, (i) dated October 7, 1999, reporting under Item 5 the announcement on September 30, 1999 of a definitive agreement to acquire First Federal Holding Company of Morris, Inc. and (ii) dated November 15, 1999 reporting under Item 5 its intention to file a Registration Statement with the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHERN STAR FINANCIAL, INC.

Date:  February 14, 2000                By       /s/ Thomas P. Stienessen
                                         Thomas P. Stienessen, President
                                         and Chief Executive Officer

                                        By       /s/ Frank L. Gazzola
                                         Frank L. Gazzola, Chief Financial
                                         Officer

                                  EXHIBIT INDEX

                          NORTHERN STAR FINANCIAL, INC.
                                   FORM 10-QSB
                       FOR QUARTER ENDED December 31, 1999


Exhibit Number    Description


         27       Financial Data Schedule (filed in electronic format only)