Form 10QSB
period 2000-03-31
NORTHERN STAR FINANCIAL INC
filed 2000-05-15
CIK 1068179

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                 Class: Common Stock, par value $.01 per share
                 Outstanding shares at March 31, 2000: 425,600

                          Northern Star Financial, Inc.
                              Index to Form 10-QSB
                                December 31, 1999



                          PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Statements of Financial Condition at
            March 31, 2000 (unaudited) and June 30, 1999 (audited)             3

            Unaudited Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 and for the nine month
            ended March 31, 2000 and 1999                                      4

            Unaudited Consolidated Statement of Cash Flows for the
            three months ended March 31, 2000 and 1999 and for the nine
            months ended March 31, 2000 and 1999                               5

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                                             7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                  23

   Item 2. Changes in Securities                                              23

   Item 3. Default Upon Senior Securities                                     23

   Item 4. Submission of Matters to a Vote of Security Holders                23

   Item 5. Other Information                                                  23

   Item 6. Exhibits and Reports on Form 8-K                                   23


SIGNATURES                                                                    23

                  Northern Star Financial, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
                                                                     March 31, 2000           June 30, 1999
                                                                      (Unaudited)               (Audited)
                                                                   ------------------       -----------------
                             ASSETS
Cash and cash equivalents:
  Cash and due from banks                                          $          323,504       $        210,662
  Federal funds sold                                                        1,053,835              2,533,236
                                                                   ------------------       -----------------
    Total cash and cash equivalents                                         1,377,338              2,743,898
Securities available for sale at fair value                                 4,217,220                745,119
FHLB stock, at cost                                                            49,700                 16,400
Loans held for sale                                                                 -                681,593

Loans receivable, net of allowance for loan and
   lease losses of $149,000 and $56,250                                    12,688,300              4,881,502
Accrued interest receivable                                                   223,021                 59,527
Property and equipment, net of depreciation                                   448,412                486,685
Other assets                                                                  180,850                 20,884
Investment in joint venture                                                    96,658                      -
                                                                   ------------------       -----------------

        Total Assets                                               $       19,281,500       $      9,635,608
                                                                   ==================       =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Demand deposits                                                    $        1,753,856       $      1,121,450
Savings deposits                                                            5,261,088              3,244,444
Time deposits                                                               8,614,045              1,798,675
                                                                   ------------------       -----------------
   Total deposits                                                          15,628,989              6,164,569
Advances from FHLB                                                            725,000                      -
Advances from borrowers for taxes and insurance                                 6,943                 23,941
Other liabilities                                                              16,759                 23,396
                                                                   ------------------       -----------------
   Total Liabilities                                                       16,377,691              6,211,906
                                                                   ------------------       -----------------


Shareholders Equity:
Common Stock, $.01 par value, 15,000,000 shares
 authorized; 425,600 shares issued                                              4,256                  4,256
Undesignated stock, par value $.01per share; 5,000,000
 shares authorized, no shares issued
                                                                                    -                      -
Paid in capital                                                             3,919,577              3,919,577
Accumulated deficit                                                          (990,120)              (497,631)
Accumulated comprehensive (loss)                                              (29,904)                (2,500)
                                                                   ------------------       -----------------
     Total Shareholders' Equity                                             2,903,809              3,423,702
                                                                   ------------------       -----------------

       Total Liabilities and Shareholders Equity                   $       19,281,500       $      9,635,608
                                                                   ==================       =================

                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary
                 Unaudited Consolidated Statements of Operations

                                                        For the Three Months                     For the Nine Months
                                                             Ended March 31,                        Ended March 31,
                                           -------------------------------------    --------------------------------------
                                                   2000                 1999                2000                 1999
                                           ------------------   ---------------     -------------------     --------------
Interest income
     Loans receivable                      $         240,290    $          25,007   $           563,329     $       25,007
     Securities available for sale                    73,166                5,058               137,451              5,058
     Due from banks                                       58                  578                    58              5,191
     Federal funds sold                               15,815                    -                49,001                  -
                                            ------------------  ------------------  --------------------    --------------
         Total interest income                       329,330               30,643               749,839             35,256
Interest expense
     Deposits                                        152,363                5,245               305,121              5,245
     Borrowed funds                                    8,606                    -                11,575                  -
                                            ------------------  ------------------  --------------------    --------------
         Total interest expense                      160,969                5,245               316,696              5,245

     Net interest income                             168,361               25,398               433,143             30,011
     Provision for loan losses                        25,250               22,500                92,750             22,500
                                            ------------------  ------------------  -------------------- ------------------
         Net interest income after
         provision for loan loss                     143,111                2,898               340,393              7,511
                                            ------------------  ------------------  -------------------- ------------------
Noninterest income:
     Other fees and service charges                    4,267                  922                18,303                922
     Gain/(loss) on sale of loans                      7,298                    -                33,122                  -
                                            ------------------  ------------------  -------------------- ------------------
         Total noninterest income                     11,565                  922                51,425                922
                                            ------------------  ------------------  -------------------- ------------------
Noninterest expense
     Compensation and employee benefits               109,049              82,303               311,035             82,303
     Board fees                                        20,409              37,000                69,045             37,000
     Occupancy                                         13,141              27,783                61,397             27,783
     Legal and accounting                              13,297               1,005                49,087              1,005
     Printing & supplies                                6,918              18,438                28,012             18,438
     Property and equipment depreciation               13,345               7,709                46,683              7,709
     Data processing                                   13,613               4,710                37,569              4,710
     Organization expense                                   -              12,275                     -             54,349
     Merger expenses                                   11,750                   -                49,060                  -
     Start up costs                                         -               3,959                     -             81,819
     Other                                             57,919              30,798               126,214             30,798
     Joint venture                                     19,581                   -               106,205                  -
                                            ------------------  ------------------  -------------------- ------------------
         Total noninterest expense                    279,022             225,980               884,307            345,914
                                            ------------------  ------------------  -------------------- ------------------

     Net loss before income tax benefit              (124,346)           (222,160)             (492,489)          (337,481)
     Income tax benefit                                     -                   -                     -                  -
                                            ------------------  ------------------  -------------------- ------------------
     Net Loss                               $        (124,346)  $        (222,160)  $          (492,489) $        (337,481)
                                            ==================  ==================  ==================== ==================

     Basic (loss) per share of common stock $           (0.29)   $     (0.58)        $           (1.16)    $    (0.89)
                                            ==================  ==================  ==================== ==================

                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary
                 Unaudited Consolidated Statements of Cash Flows

                                                                For the Three Months                     For the Nine Months
                                                                   Ended March 31,                        Ended March 31,
                                                          --------------------------------        -------------------------------
                                                               2000               1999                2000              1999
                                                          ---------------    -------------       ------------       -------------

Cash flows from operating activities:
     Interest received on loans and investments           $        231,326   $       10,112       $   584,250       $   14,725
     Interest paid                                                (113,730)          (5,245)         (209,391)          (5,245)
     Other fees, commissions, and income received                    4,267              922            18,303              922
     Cash paid to suppliers, employees and others                 (216,504)        (223,905)         (766,460)        (347,284)
     Loans originated for sale                                    (400,332)          -             (2,631,306)               -
     Proceeds from sale of loans                                   466,772           -              3,338,722                -
                                                             --------------    -------------    --------------    --------------

        Net cash provided by (used in) operating
          activities                                               (28,201)        (218,116)          334,118         (336,882)

Cash flows from investing activities:
     Purchases of available-for-sale securities                   (249,688)               -        (4,347,410)               -
     Purchases of FHLB stock                                       (28,400)               -           (33,300)               -
     Proceeds from maturities of available-for-sale                500,000                -           850,000                -
     Investment in joint venture                                         -                -          (196,000)               -
     Loan originations and principal payments on loans,
       net                                                      (3,763,495)      (3,007,160)       (7,899,548)      (3,007,160)
     Purchase of property and equipment                                  -         (456,420)          (12,609)        (456,420)
                                                             --------------    -------------    --------------    --------------

          Net cash used in investing activities                 (3,541,583)      (3,463,580)      (11,638,867)      (3,463,580)

Cash flows from financing activities:
     Net proceeds from common stock                                      -          728,937                 -        3,923,533
     Net increase in non-interest bearing demand and
      savings deposit accounts                                    (284,437)         747,608         2,541,203          747,608
     Net increase in time deposits                                2,521,183       1,037,100         6,688,984        1,037,100
     FHLB borrowings                                                300,000               -           725,000                -
     Net decrease in mortgage escrow funds                            1,507               -           (16,998)               -
                                                             --------------    -------------    --------------    --------------

          Net cash provided by financing activities               2,538,253        2,513,645        9,938,189        5,708,241
                                                             --------------    -------------    --------------    --------------

Net increase (decrease) in cash and cash equivalents             (1,031,531)      (1,168,051)      (1,366,560)       1,907,779

Cash and cash equivalents beginning                               2,408,869        3,075,830        2,743,898                -
                                                             --------------    -------------    --------------    --------------

Cash and cash equivalents ending                          $       1,377,338    $   1,907,779   $    1,377,338   $    1,907,779
                                                             ==============    =============    ==============    ==============

Non-cash investing activities:

Net equity loss, joint venture                            $         (19,164)   $           -   $      (99,342)  $             -
                                                             ==============    =============    ==============    ==============

                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary
           Unaudited Consolidated Statements of Cash Flows (Continued)

                                                                    For the Three Months                   For the Nine Months
                                                                       Ended March 31                         Ended March 31
                                                          ---------------------------------     -------------------------------
                                                               2000               1999              2000              1999
                                                          ---------------      ------------     -------------      ------------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
       Net loss                                         $       (124,346)   $    (222,160)    $     (492,490)    $    (337,481)
       Adjustments
           Depreciation                                           17,545             7,709            50,882             7,709
           Joint venture loss                                     19,164                 -            99,342                 -
           Provision for loan losses                              25,250            22,500            92,750            22,500
           (Increase) decrease in:
                Loans held for sale                               66,440            -                681,593            -
                Loan costs deferred                                4,435            -                  6,304            -
                Accrued interest receivable                      (94,040)          (20,531)         (163,494)          (20,531)
                Other assets                                    (143,672)          (15,795)         (168,366)           (2,589)
           Increase (decrease) in:
                Accrued interest payable                          47,239            -                107,306                 -
                Other liabilities                                153,784            10,161           120,291            (6,490)
                                                          ---------------      ------------     -------------      ------------
                Net cash used in operating              $        (28,201)   $     (218,116)    $     334,118     $    (336,882)
                  activities                              ===============      ============     =============      ============


                 See Notes to Consolidated Financial Statements

                  Northern Star Financial, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)

Note 1: PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three and nine month periods ended March 31, 2000, include the accounts of Northern Star Financial, Inc. (the "Company") and its wholly owned subsidiary Northern Star Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 1999 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in their annual report to shareholders for the year ended June 30, 1999.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

Note 4: EARNINGS PER SHARE

         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three and nine month periods ended March 31, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 425,600. There were 79,600 common stock shares from stock options that were not included in the calculation of diluted earnings per share because they were anti-dilutive.

         Stock subscriptions were contingently issuable subject to the Bank charter approval which occurred on January 25, 1999 resulting in 380,125 weighted average shares outstanding for the three and nine month periods ended March 31, 1999.

Note 5: COMPREHENSIVE (LOSS)

     Accumulated comprehensive (loss) is composed of the following:
                                                   For the period ended
                                                       March 31, 2000
                                          Three months               Nine months

     Unrealized Gains
     (Losses) on Securities
          Beginning balance               $    (27,980)         $        (2,500)
          Current - period change net
            of tax                            (  1,924)                 (27,404)
                                          -------------         ----------------
          Ending balance                  $    (29,904)         $       (29,904)
                                          =============         ================

     Comprehensive (Loss)
          Net loss                        $   (124,343)          $     (492,489)
          Other comprehensive loss          (    1,924)               (  27,404)
                                            -----------               ----------
                                          $   (126,267)              $ (519,893)
                                          =============         ================


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

Note 7: BUSINESS COMBINATION INITIATED

         The Company and First Federal Holding Company of Morris, Inc. ("Morris") on September 30, 1999 entered into an Agreement and Plan of Reorganization for the merger of Morris with and into the Company. Under terms of the Agreement, Morris shareholders will exchange their Morris common stock for approximately 870,559 common stock shares of the Company, subject to certain adjustments as specified in the Agreement. Completion of the merger is subject to regularly approvals, approval by the shareholders of both companies and the sale of the minimum number of shares offered to the public pursuant to the stock offering discussed in note 8. The transaction will be accounted for using the pooling of interest method.

         Morris is a savings and loan holding company and through its subsidiary, First Federal Savings Bank, provides various financial services including mortgage, commercial and consumer lending and deposit accounts. At September 30, 1999 Morris had total assets of $57.5 million and shareholder equity of $3.7 million. Upon completion of the merger, the Company will have offices located in Mankato, Morris, Benson, Breckenridge, and Big Lake Minnesota.

Note 8: SECONDARY STOCK OFFERING INITIATED

         The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of 1,000,000 shares of its common stock on a best efforts basis. The Registration Statement and Prospectus were declared effective by the SEC on March 28, 2000 and, assuming the sale of the minimum and maximum number of shares offered, will result in net proceeds of approximately $4,712,500 to $9,595,000, respectively.

              Northern Star Financial, Inc. Summary Financial Data

The following table summarizes certain historical financial data of Northern Star Financial and its subsidiary on a consolidated basis as of and for the 3 months ended March 31, 2000 and 9 months ended March 31, 2000. You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

                                                   For The Three Months                  For the Nine Months
                                                      Ended March 31                        Ended March 31
                                              -----------------------------------  -------------------------------
                                                  2000             1999                2000             1999
                                              -------------    -------------       -------------------------------
                                              (unaudited)      (unaudited)         (unaudited)       (unaudited)

Statement of Income:
Interest income                            $       329,330   $       30,643      $      749,839   $        35,256
Interest expense                                   160,969            5,245             316,696             5,245
                                           ----------------    -------------     ---------------    --------------
Net interest income                                168,361           25,398             433,143            30,011
Provision for loan losses                           25,250           22,500              92,750            22,500
Other non-interest income                           11,565              922              51,425               922
Non-interest expense                               279,022          225,980             884,307           345,914
                                           ----------------    -------------     ---------------    --------------
Income (loss) before income tax expense           (124,346)        (222,160)           (492,489)         (337,481)
Income tax expense (benefit)                             -                -                   -                 -
                                           ----------------    -------------     ---------------    --------------
Net income (loss)                          $      (124,346)   $    (222,160)      $    (492,489)   $     (337,481)
                                           ================    =============     ===============    ==============
Balance Sheet:
Assets                                                                           $   19,281,500   $     5,379,076
Allowance for loan losses                                                        $      149,000   $        22,500
Deposits                                                                         $   15,502,061   $     1,784,709
Stockholders' equity                                                             $    2,903,809   $     3,582,193

Per Share Data:
Net income (loss) - basic                  $         (0.29)   $       (0.58)     $        (1.16)  $         (0.89)
Net income (loss) - diluted                $         (0.29)   $       (0.58)     $        (1.16)  $         (0.89)
Book value                                                                       $         6.82   $          8.42

Other Data
Average shares outstanding - basic                 425,600          380,125             425,600           380,125
Average shares outstanding - diluted               425,600          380,125             425,600           380,125

Financial Ratios:
Equity to assets                                                                          15.06 %           66.59 %
Return on average assets                                                                  (3.68)%          (16.73)%
Return on average stockholders' equity                                                   (15.80)%          (12.57)%
Net interest margin                                                                        4.67 %            3.43 %
Tier 1 leverage ratio                                                                     15.06 %           70.40 %
Tier 1 capital to risk-weighted assets                                                    17.91 %           75.59 %
Total capital to risk-weighted assets                                                     18.95 %           76.20 %

Asset Quality Ratios:
Nonperforming assets to total assets                                                        N/A               N/A
Nonperforming assets to total loans and
  other real estate owned                                                                   N/A               N/A
Allowance for loan losses to total loans                                                   1.17 %            0.75 %

                          NORTHERN STAR FINANCIAL, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


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

FINANCIAL CONDITION

Total assets increased by $9.65 million from $9.64 million at June 30, 1999 to $19.28 million at March 31, 2000. Loans receivable net of allowance for loan losses and securities available for sale at fair value increased by $7.80 million and $3.47 million, respectively, at March 31, 2000 when compared to June 30, 1999. The increase in loans receivable was due to an increase in loans in all loan classifications with the greatest increases occurring in commercial real estate and consumer loans. Total Cash and Due From Other Banks increased $112,852 from $210,662 at June 30, 1999 to $323,504 at March 31, 2000. Federal
Funds sold decreased from $2.53 million at June 30, 1999 to $1.05 million at March 31, 2000 as $1.11 million was used to help fund increases in interest earning assets in the form of loans and securities.

Liabilities increased by $10.17 million from $6.21 million at June 30, 1999 to $16.38 million at March 31, 2000. This increase was due primarily to an increase in total deposits of $9.46 million during the period. The shortfall of deposit growth when compared to growth in the loan and investment portfolios was bridged with the use of Federal Funds and $725,000 of funds borrowed from the Federal Home Loan Bank. The Bank used Federal Funds, deposits and borrowed funds to make new loans and to purchase investment securities.

Stockholder's equity (capital) decreased by $519,893 from $ 3,423,702 at June 30, 1999 to $2,903,809 at March 31, 2000. This change in equity is due to net operating losses of $492,489; a $27,404 decrease in the market value of securities held and available for sale. Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. Banks are required to maintain a minimum risk-based capital ratio of eight percent (8%). At March 31, 2000, the Bank was considered "well capitalized." The total risk based capital ratio as of March 31, 2000 was 18.95% for the Bank.

RESULTS OF OPERATIONS

         Net Income. Northern Star had a net loss for the third quarter ended March 31, 2000 of $124,346 compared with a net loss of $222,160 in the third quarter of fiscal year 1999. The basic loss per share was $(0.29) for the third quarter of fiscal year 2000, compared with a basic loss per share of $ (0.58) in the third quarter of fiscal year 1999. Net losses for the nine months ending March 31, 2000 was $492,489 compared with a net loss of $337,481 for the nine months ended March 31, 1999. The basic loss per share was $(1.16) for the nine months ended March 31,2000, compared with losses per share of $(0.89) for the nine months ended March 31, 1999. A direct comparison of results of operations for the nine month period ended March 31, 2000 with the nine month period ended March 31, 1999 is not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. The Company began operations during the third quarter of fiscal year 1999 on January 25, 1999.

         Interest Income. Interest income from the Bank's loan portfolio increased by $215,283 and $538,322 for the three and nine-month periods ended March 31, 2000 respectively, when compared to the same periods in fiscal year 1999. Interest income from investments in securities and interest earned on interest bearing cash accounts increased by $83,404 and $176,261 for the three and nine month periods ended March 31, 2000 when compared to the same periods in fiscal year 1999. The increase in interest income from the loan portfolio for the three and nine month periods ended March 31, 2000 was primarily the result of an increase in the average amount of loans outstanding during the first nine months of fiscal year 2000 when compared to the same period in fiscal year 1999.

The increase in interest income from investment securities and interest bearing deposits was primarily the result of increases in the average amounts of these investments during the first nine months of fiscal year 2000 when compared to the same period in fiscal year 1999. Increases in interest income also resulted from a general increase in interest rates. Early in 1999 the Federal Reserve Board adopted a policy of increasing interest rates in an attempt to reduce inflation in the economy. This action on the part of the Federal Reserve has resulted in an increase in interest rates that the Bank receives on loans and investments and in interest rates it pays on deposits and borrowings as they mature or re-price. The Bank is currently in an asset-sensitive position. The Bank has more loans or investments maturing and re-pricing within one year than deposits or borrowings. As a result, an increase in interest rates would contribute to an improvement in earnings, while a decline in interest rates would contribute to a decrease in earnings.

Interest Expense. Total interest expense increased by $155,724 and $311,451 for the three and nine month periods ended March 31, 2000, respectively, when compared to the same periods in fiscal year 1999 primarily due to interest expense on borrowed funds and on higher levels of deposits held by the Bank. Increases in interest expenses were also a result of a general rise in interest rates during the current periods as compared to prior periods.

Net Interest Income. Net interest income increased by $142,963 and $403,132 for the three and nine month periods ended March 31, 2000, respectively, when compared to the same periods in fiscal year 1999 due to the changes in interest income and interest expenses described above.


Noninterest Income. Noninterest income increased by $10,643 and $50,503 for the three and nine-month periods ended March 31, 2000, respectively, when compared to the same periods in fiscal year 1999. The increase in noninterest income was primarily due to the realization of gains on the sale of loans of $7,298 and $33,122 for the three and nine-months ended March 31, 2000. The Bank realized no gains or losses on the sale of loans during the same periods in fiscal year 1999. To a lesser extent, loan servicing fees and service charges also contributed to improvements in noninterest income.

Noninterest Expenses. Noninterest expenses of $279,022 for the three-month period ended March 31, 2000 remained relatively unchanged when compared to noninterest expenses of $225,980 for the three-month period ended March 31, 1999. This is primarily due to the fact that at current asset and liability levels, the Bank's noninterest expenses are largely fixed expenses, and they do not vary significantly with changes in activity levels. Noninterest expenses during the nine-month period ended March 31, 2000 of $884,307 compares unfavorably to noninterest expenses of $345,914 during the nine-month period ended March 31, 1999. The Company did not engage in any operating activity during the first six months of the nine-month period ended March 31, 1999. As a result, the Company incurred lower compensation, occupancy, legal, accounting, depreciation and printing and supplies expenses during the period ended March 31, 1999 as compared to the period ended March 31, 2000. Noninterest expenses during the nine-month period ended March 31, 2000 included $106,205 of equity loss associated with our investment in Homeland Mortgage, LLC and $49,060 of expenses associated with our pending merger with First Federal Holding Company of Morris, Inc.

Provisions for Loan Losses. In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis, at a minimum, to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of March 31, 2000 and June 30, 1999 the balances in the allowance for loan and lease losses were $149,000 and $56,250 and 1.16% and 1.14%, respectively. The bank has not charged off any loans since commencing operations and the Bank did not have any impaired loans at March 31, 2000 and June 30, 1999. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that actual losses will not exceed estimated amounts.

Income Taxes. The effective tax rate for the Company and the Bank was 0% for the nine-month period ended March 31, 2000 because the expected future tax benefit of the net operating loss amounting to approximately $197,000 is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

         Pending Acquisition. On September 30, 1999 the Company entered into an Agreement and Plan of Reorganization for the merger of First Federal Holding Company of Morris, Inc. (Morris) into Northern Star Financial, Inc. Under the terms of the agreement, Morris shareholders will exchange their Morris common stock for approximately 870,559 shares of Northern Star Common Stock, subject to adjustment. Completion of the merger is subject to regulatory approvals, approval by the shareholders of both companies, and the sale of at least the minimum number of shares offered to the public pursuant to the Company's public offering of Common Stock. The transaction is expected to be completed by Northern Star's fiscal year end of June 30, 2000.

         Public Offering of Common Stock. On November 15, 1999 the Company announced plans to raise up to $10 million dollars through a public offering of its common stock. A registration statement with respect to the offering was filed with the Securities and Exchange Commission, and declared effective on March 28, 2000. The shares will be sold primarily by the Company's sales agent, Banc Stock Financial, Services, Inc. The sales agent has agreed to use its best efforts to sell the shares offered but must sell a minimum of 500,000 shares in order to sell any shares. The offering is scheduled to end on June 26, 2000, but the Company may extend the offering until September 24, 2000 at the latest. The minimum purchase requirement is 100 shares and the maximum purchase is 45,000 shares. The purchase price has been established at $10.50 per share.

                       Average Balances, Yields And Rates

         The following tables summarize Northern Star's weighted average yields earned, weighted average rates paid, interest rate spread and net yield on earning assets and interest-bearing liabilities.

                                                                    For the Year Ended June 30, 1999
                                                     --------------------------------------------------------------
                                                                                                        Average
                                                            Average                                     Yield or
                                                            Balance                  Interest            Rates
                                                      ---------------------       ----------------   ---------------
                           Assets
         Federal Funds Sold                         $         544,083           $     26,089             4.79%
         Investment Securities                                 60,531                  3,590             5.93%
         Loans                                              1,098,420                120,005            10.93%
         Other Interest-Earning Assets                        163,637                  5,191             3.17%
                                                              -------                  -----             -----
         Total Earning Assets                               1,866,661                154,875             8.30%
         Non Interest-Earning Assets                          526,684
         Total Assets                               $       2,393,345
                                                            =========
         Liabilities and Stockholders' Equity
         Interest Bearing Deposits                  $         901,088           $     40,012             4.44%
         Non Interest Bearing Deposits                        255,238
         Other Liabilities                                     71,765
         Stockholders' Equity                               1,165,254
                                                            ---------
         Total Liability and Stockholders' Equity   $       2,393,345
                                                            =========
         Net Interest Spread                                                                             3.86%
         Net Interest Income/Margin                                             $    114,863             6.15%
                                                                                     =======             =====
         Ratio of Average Interest
         Earning Assets to Average Interest-Bearing
           Liabilities                                                                                   2.07x

         The average balances for the year ended June 30, 1999 were calculated on an annualized basis, even though Northern Star did not have operations for the entire fiscal year.

                                               For the  Three Months Ended                     For the Nine Months Ended
                                                      March 31, 2000                                March 31, 2000
                                        ----------------------------------------      ----------------------------------------
                                                                       Average                                        Average
                                            Average                    Yield or            Average                    Yield or
                                            Balance         Interest    Rates              Balance        Interest     Rates
                                          -------------    ----------- ---------      ----------------    ----------  --------
Assets
   Loans receivable                     $   10,509,969   $    240,290     9.14%       $     8,393,054  $    563,329     8.95%
   Investment securities                     4,309,477         73,224     6.80%             2,729,050       137,509     6.72%
   Federal funds sold                        1,152,318         15,815     5.49%             1,233,787        49,001     5.29%
                                        ---------------  -------------                ---------------- -------------
      Total interest-earning assets         15,971,764        329,329     8.25%            12,355,891       749,839     8.10%
                                                         -------------                                 -------------
   Non-interest-earning assets               1,081,221                                      1,043,228
                                        ---------------                                  -------------
      Total assets                      $   17,052,985                                $    13,399,119
                                        ===============                               ================
Liabilities and Stockholders' Equity
   Interest Bearing Deposits            $   12,250,846        152,363     4.97%       $     8,786,143       305,121     4.63%
   Other liabilities                           573,276          8,606     6.00%               256,182        11,575     6.02%
                                        ---------------    -----------                ----------------    ----------
    Total interest-bearing liabilities     12,824,122        160,969     5.02%             9,042,324       316,696     4.67%
                                                           -----------                                    ----------
   Non-interest-bearing liabilities          1,334,703                                      1,239,105
                                        ---------------                               ----------------
    Total liabilities                       14,158,825                                     10,281,430
Stockholders' Equity                         2,894,160                                      3,117,689
                                                                                      ----------------
    Total liabilities and stockholders'
     equity                             $   17,052,985                                $    13,399,119
                                        ===============                               ================
Net interest income                                      $    168,361                                  $    433,143
                                                         =============                                 =============
Interest rate spread                                                      3.23%                                         3.43%
Net yield on interest-earning assets                                      4.22%                                         4.67%
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                   1.26x                                          1.37x

Rate/Volume Analysis

         Net interest income can be analyzed in terms of the impact of changing rates and changing volume. As described above, Northern Star commenced operations in January 1999. Information analyzing period to period changes in net interest income have been omitted because the change was substantially related to the increase in loans outstanding.

Liquidity and Rate Sensitivity

         Asset/liability management is the process by which Northern Star monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

         Northern Star's primary sources of liquidity are a stable base of deposits, scheduled repayments on loans, and interest on and maturities of investments. Northern Star holds these funds in various forms of investments with various degrees of liquidity. All securities holdings have been classified as available-for-sale. If necessary, Northern Star has the ability to sell a portion of its investment securities to manage interest sensitivity gap or liquidity. Northern Star also may utilize its cash and due from banks and federal funds sold to meet liquidity needs. Additionally, Northern Star has an unsecured line of credit with a correspondent bank in the amount of $250,000. No borrowings have been drawn on this line of credit.

         As a monitoring technique, Northern Star measures its interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments. Northern Star's net interest income generally would benefit from rising interest rates when it is in an asset-sensitive gap position. Conversely, net interest income generally would benefit from decreasing rates of interest when Northern Star is in a liability-sensitive gap position.

         Gap analysis is not a precise indicator of Northern Star's interest sensitivity position, because the analysis presents only a static view of the timing of maturities and repricing opportunities without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but Northern Star views those rates as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

         Northern Star continually evaluates the asset mix of its balance sheet in terms of several variables: yields, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, Northern Star focuses on expanding various funding sources. The interest rate sensitivity position at June 30, 1999 and March 31, 2000 is summarized in the following tables. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, for each period is shown at the bottom of each table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. The tables may not be indicative of rate sensitivity position at other points in time.


                                                                         As of June 30, 1999
                                                     Within    After Three     After One
                                                      Three    but within     but within      After
                                                     Months   Twelve Months   Five Years   Five Years     Total
                                                                       (dollars in thousands)

                    Federal Funds Sold.........    $ 2,533       $    --       $    --      $    --     $ 2,533
                    Investment Securities......         --            --            --          745         745
                    Loans......................      2,877           241         1,488        1,014       5,620
                                                   -------       -------       -------      -------     -------
                  Total Earning Assets.........    $ 5,410       $   241       $ 1,488      $ 1,759     $ 8,898
                                                   =======       =======       =======      =======     =======
                  Interest Bearing Liabilities
                    Money Market & Now.........    $   127       $    --       $    --      $    --     $   127
                    Regular Savings............      3,244            --            --           --       3,244
                    Time Deposits..............         30         1,420           329           --       1,779
                                                   -------       -------       -------      -------     -------
                  Total Interest Bearing
                    Liabilities................    $ 3,401       $ 1,420       $   329      $     0     $ 5,150
                                                   =======       =======       =======      =======     =======
                  Interest Sensitivity Gap.....    $ 2,009       $(1,179)      $ 1,159      $ 1,759     $ 3,748
                  Cumulative Interest Sensitivity
                    Gap........................    $ 2,009       $   830       $ 1,989      $ 3,748     $ 3,748
                  Ratio of Interest Sensitivity
                  Gap to total earning assets....    22.58%       (13.25)%       13.03%       19.77%      42.13%
                  Ratio of Cumulative Interest
                    Sensitivity Gap to total
                  earning                            22.58%         9.33%        22.36%       42.13%      42.13%
                    Assets.....................

                                                                        As of March 31, 2000

                                                    Within    After Three     After One
                                                     Three    but within     but within      After
                                                    Months   Twelve Months   Five Years   Five Years      Total
                                                                       (dollars in thousands)
                 Interest Earning Assets
                   Federal Funds Sold.........    $ 1,054       $    --        $   --       $   --      $  1,054
                   Investment Securities......        ---            --         3,275          942         4,217
                   Loans......................      5,997         1,110         3,568        2,154        12,829
                                                  -------       -------        ------       ------      --------
                 Total Earning Assets.........    $ 7,051       $ 1,110        $6,843       $3,096      $ 18,100
                                                  =======       =======        ======       ======      ========
                 Interest Bearing Liabilities
                   Money Market & Now.........    $   833       $    --        $   --       $   --      $    833
                   Regular Savings............      4,775            --            --           --         4,775
                   Time Deposits..............      1,622         5,402         1,590           --         8,614
                                                  -------       -------        ------       ------      --------
                 Total Interest Bearing
                   Liabilities................    $ 7,230       $ 5,402        $1,590       $   --      $ 14,222
                                                  =======       =======        ======       ======      ========
                 Interest Sensitivity Gap.....    $  (179)      $(4,292)       $5,253       $3,096      $  3,878
                 Cumulative Interest Sensitivity
                   Gap........................    $  (179)      $(4,471)       $  782       $3,878      $  3,878
                 Ratio of Interest Sensitivity
                 Gap to total earning assets....    -0.99%       -23.71%        29.02%       17.10%       21.43%
                 Ratio of Cumulative Interest
                   Sensitivity Gap to total
                 earning Assets...............      -0.99%       -24.70%         4.32%       21.43%       21.43%

         As evidenced by the tables above, Northern Star is cumulatively asset-sensitive. In a rising interest rate environment, an asset-sensitive position (a positive gap ratio) is generally more advantageous since assets re-price sooner than liabilities. Conversely, in a declining interest rate environment, a liability-sensitive position (a negative gap ratio) is generally more advantageous as interest-bearing liabilities re-price sooner than earning assets. In Northern Star's case, an increase in interest rates would result in increased earnings, while a decline in interest rates would decrease income. This, however, assumes that all other factors affecting income remain constant.

Loan Portfolio

         Since loans typically provide higher interest yields than do other types of earning assets, Northern Star's intent is to channel a substantial percentage of earning assets into the loan category. However since Northern Star Bank commenced operations only recently, that category has not yet grown to a percentage of total earning assets comparable to other banks that are well established. Average loans on an annualized basis were $1,098,420 for the year ended June 30, 1999. Total gross loans outstanding, including loans held for sale, were $5,619,345 as of June 30, 1999 and $12,828,901 as of March 31, 2000.

The following table summarizes the composition of Northern Star's loan portfolio:

                                                           As of June 30, 1999         As of March 31, 2000
                                                          Amount       % of Total      Amount       % of Total
                    Commercial, Lease & Agricultural    $1,843,707        32.81%     $ 6,429,877        26.74%
                    Real Estate-- individual......       1,496,460        26.63        1,854,746        14.46
                    Real Estate-- other...........         843,394        15.01        2,930,480        22.84
                    Consumer Loans................       1,435,784        25.55        4,613,798        35.96
                                                        ----------       ------      ----------       ------
                    Total Loans...................      $5,619,345       100.00%     $12,828,901      100.00%
                                                        ----------       ======      -----------      ======
                    Less: Allowance for Loan Loss.         (56,250)                     (149,000)
                                                        ----------                   ----------
                    Net deferred loans fees/cost               ---                         8,399
                    Total Net Loans...............      $5,563,095                   $12,688,300
                                                        ==========                   ===========

         The principal components of Northern Star's loan portfolio were mortgage loans and commercial loans which represented 74% of the portfolio at June 30, 1999 and 87% at March 31, 2000. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Northern Star will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Maturities and Sensitivity of Loans to Changes in Interest Rates

         The information in the following tables is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize loan maturities, by type, and related interest rate characteristics:

                                                                      As of June 30, 1999
                                                    One Year    After One but        After
                                                     or Less  Within Five Years   Five Years        Total
            Commercial, Lease & Agricultural      $  916,272     $  927,435        $     --      $1,843,707
            Real Estate-- individual........         812,173        334,318         349,969       1,496,460
            Real Estate-- other.............         448,020        297,574          97,800         843,394
            Consumer Loans..................       1,144,982        290,802              --       1,435,784
                                                  ----------     ----------        --------      ----------
              Total.........................      $3,321,447     $1,850,129        $447,769      $5,619,345
                                                  ==========     ==========        ========      ==========
            Loans maturing after one year with:
            Fixed Interest Rates..........        $  903,715
            Floating Interest Rates.......        $1,394,183

                                                                     As of March 31, 2000
                                                  One Year       After One but        After
                                                   or Less     Within Five Years   Five Years        Total
            Commercial, Lease &
             Agricultural.................        $1,254,531     $1,634,322        $  541,023     $ 3,429,877
            Real Estate-- individual.......           68,744        748,626         1,037,376       1,854,746
            Real Estate-- other............          993,598      1,568,133           368,750       2,930,480
            Consumer Loans.................        3,858,400        541,039           214,358       4,613,798
                                                  ----------     ----------        ----------     -----------
            Total........................         $6,175,274     $4,492,121        $2,161,506     $12,828,901
                                                  ==========     ==========        ==========     ===========
            Loans maturing after one year
             with:
            Fixed Interest Rates.........                        $5,596,552
            Floating Interest Rates......                        $1,057,075

Provision and Allowance for Loan Losses

         Northern Star has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on an analysis of the potential risk in the loan portfolio.

         On June 30, 1999, Northern Star's allowance for loan losses was $56,250 or 1.14% of $4,937,752 in loans receivable (net of loans held for sale). On March 31, 2000, Northern Star's allowance for loan losses was $149,000 or 1.16% of $12,828,901 in loans receivable (net of loans held for sale). Northern Star Bank has not charged off any loans since commencing operations. The provision for loan losses was established primarily as a result of an assessment of general loan loss risk as Northern Star Bank recorded its first loans.

         The following tables summarize Northern Star Bank's loan loss experience and the allowance for possible loan losses:

                                                               For the Year Ended   Nine Months Ended
                                                                  June 30, 1999      March 31, 2000
                               Balance at Beginning of              $    --             $ 56,250
                               Period......................
                               Charge-offs.................              --                   --
                               Recoveries..................              --                   --
                               Net Charge Offs.............              --                   --
                               Additions charged to                  56,250               92,750
                                                                    -------             --------
                               operations..................
                               Balance at End of Period....         $56,250             $149,000
                                                                    =======             ========

         The allowance for loan losses was allocated as follows:

                                                        For the Year Ended             For the Nine Months Ended
                                                           June 30, 1999                    March 31, 2000
                                                 --------------------------------  -----------------------
                                                                 Percent of Loans                  Percent of Loans
                                                                 in Each Category                  in Each Category
                                                     Amount       to Total Loans       Amount       to Total Loans
               Commercial Lease & Agricultural       $13,310            32.81%        $  25,222           26.74%
               Real Estate-- individual......         10,974            26.63%           13,569           14.46%
               Real Estate-- other...........          5,288            15.01%           18,922           22.84%
               Consumer Loans................          5,808            25.55%           54,409           35.96%
               Unallocated...................         20,870              --             36,878             --
                                                     -------           -----          ---------          -----
               Total.........................        $56,250           100.00%        $ 149,000          100.00%
                                                     =======           ======         =========          ======

Investment Portfolio

         At June 30, 1999, Northern Star's investment securities portfolio represented approximately 8.42% of its earning assets of $8,897,899. Northern Star held investments in U.S. Government agency securities with a fair market value of $745,119 and an amortized cost of $749,286, for an unrealized loss of $2,500, net of income taxes. Northern Star also held investments in stock of the Federal Home Loan Bank in the amount of $16,400.

         At March 31, 2000, Northern Star's investment securities portfolio represented approximately 23% of its earning assets of $18,099,954. Northern Star held securities available for sale with a fair market value of $4,217,219 and an amortized cost of $4,267,059, for an unrealized loss of $49,840. Northern Star also held investments in stock of the Federal Home Loan Bank in the amount of $49,700.

         Contractual maturities and yields on investments (all available for sale) are summarized in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Over one
                                         Within           But within          Over Five
                                        One Year   Yield  Five Years   Yield    Years    Yield      Total    Yield

                 As of June 30,
                   1999:
                   US Government
                      Agencies.....           --    --   $   549,286  6.12%   $200,000  7.04%   $  749,286  6.36%
                 As of March 31,
                   2000:
                   US Government
                      Agencies.....           --    --   $ 3,274,871  6.62%   $942,249  7.37%   $4,217,220  6.79%

         Northern Star Bank had short-term investments in the amount of $2,533,236 at June 30, 1999 and $1,053,834 at March 31, 2000. These funds were invested in Federal funds sold on an overnight basis. As Northern Star Bank continues to grow, they expect a continued shift from primarily overnight investments into the loan portfolio and, to a lesser extent, into the investment securities portfolio.

Deposits and Other Interest-Bearing Liabilities

         Average total deposits were $1,159,439 and average interest-bearing deposits were $899,386 for the year ended June 30, 1999, on an annualized basis. For March 31, 2000 Average total deposits were $9,998,557 and average interest-bearing deposits were $8,796,647. The following tables summarize deposits by category.


                                                                              As of June 30, 1999
                                    ---------------------------------------------------------------------------
                                                                                       Percentage
                                                       Percentage                       of Total
                                          Ending        of Total          Average        Average      Effective
                                         Balance        Deposits          Balance       Deposits        Cost
                                       -------------   -----------      -------------  ------------   ---------
Demand Deposit                      $       998,017        16.19%    $       255,512        22.04%       0.00%
Now                                         127,387         2.07%             52,395         4.52%       2.56%
Savings                                   3,244,444        52.63%            375,076        32.35%       3.89%
Time Accounts less than $100,000          1,379,249        22.37%            336,573        29.03%       6.17%
Time Accounts of $100,000 or more           400,000         6.49%            135,342        11.67%       6.24%
Accrued Interest Payable                     15,472         0.25%              4,541         0.39%
                                       -------------   -----------      -------------  ------------
Total Deposits                      $     6,164,569       100.00%    $     1,159,439       100.00%
                                    ================   ===========   ================  ============


                                                                              As of March 31, 2000
                                    ---------------------------------------------------------------------------
                                                                                       Percentage
                                                       Percentage                       of Total
                                          Ending        of Total          Average        Average      Effective
                                         Balance        Deposits          Balance       Deposits        Cost
                                       -------------   -----------      -------------  ------------   ---------
Demand Deposit                      $     1,279,825         8.19%    $     1,122,252        11.22%       0.00%
Now                                         347,103         2.22%            261,945         2.62%       2.56%
Savings                                   5,261,089        33.66%          4,346,763        43.47%       3.89%
Time Accounts less than $100,000          5,597,680        35.82%          2,668,331        26.69%       6.17%
Time Accounts of $100,000 or more         3,016,365        19.30%          1,519,609        15.20%       6.24%
                                                                                                      ---------
Accrued Interest Payable                    126,927         0.81%             79,658         0.80%
                                       -------------   -----------      -------------  ------------
Total Deposits                      $    15,628,989       100.00%    $     9,998,557       100.00%
                                    ================   ===========   ================  ============

         Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for Northern Star's loan portfolio and other earning assets. Northern Star's core deposits were $5,749,097 at June 30, 1999 and $12,654,481 at March 31, 2000. Northern Star's loan to deposit ratio was 90% at June 30, 1999 and 82% at March 31, 2000. The maturity distribution of time deposits is as follows:

                                                                    Over 3      Over 6
                                                        3 Months   Months to   Months to    Over 12
                                                         or Less   6 Months    12 Months    Months      TOTAL
                                                       --------------------- ---------------------- ---------
                    As of June 30, 1999:
                      Time Accounts less than           $30,000    $133,787  $   866,625  $348,837  $ 1,379,249
                    $100,000........................
                      Time Accounts of $100,000 or
                         More.......................         --          --      400,000        --      400,000
                                                        -------    --------  -----------  --------  -----------
                         Total......................    $30,000    $133,787  $ 1,266,625  $348,837  $ 1,779,249
                                                        =======    ========  ===========  ========  ===========


                                                                   Over 3      Over 6
                                                      3 Months    Months to   Months to    Over 12
                                                       or Less    6 Months    12 Months    Months      TOTAL
                                                     ---------------------- ---------------------- ---------
                                                                                As of March 31, 2000:
                       Time Accounts less than
                          $100,000................   $1,106,268 $  769,074  $ 2,332,575  $1,389,763$ 5,597,680
                       Time Accounts of $100,000 or
                          More....................     516,365   1,900,000      400,000   200,000    3,016,365
                                                     ---------  ----------  -----------  --------  -----------
                          Total...................   $1,622,633 $2,669,074  $ 2,732,575  $1,589,763$ 8,614,044
                                                     ========== ==========  ===========  =====================

Return on Equity and Assets

         The following table summarizes Northern Star's return (loss) on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets). Since inception, Northern Star has not paid any cash dividends. The payment of dividends by Northern Star Bank is subject to limitations imposed by law and governmental regulations.

                                               For the             For the
                                             Year Ended          Nine Months
                                            June 30, 1999   Ended March 31, 2000
     Return (loss) on average
        assets......................            (22.61)%             (3.68)%
     Return (loss) on average
        equity......................            (69.87)%             (15.80)%
     Equity to assets ratio.........             35.53%               15.06%

Short Term Borrowings

         Northern Star had no short-term borrowings during fiscal year 1999. During the quarter ended December 31, 1999, Northern Star borrowed $425,000 from the Federal Home Loan Bank due October 18, 2000 bearing interest at an annual rate of 5.85%. During the third quarter, Northern Star Bank borrowed $300,000 from the Federal Home Loan Bank due September 18, 2000 bearing interest at an annual rate of 6.33%.

Capital Adequacy

         There are now two primary measures of capital adequacy for banks and banking holding companies: (i) risk-based capital guidelines and (ii) leverage ratio.

         The risk based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." "Tier 1 capital" consists of common stockholders' equity, qualifying preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets. Tier 2 capital consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of the allowance for credit losses. Banks are required to maintain a minimum risk-based capital ratio of 8.0% with at least 4.0% consisting of Tier 1 capital.

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

         The tables below illustrate Northern Star's regulatory capital (in thousands) and ratios:

                                                                                                   To Be Well
                                                                                                   Capitalized
                                                                              For Capital         Under Prompt
                                                                               Adequacy            Corrective
                                                           Actual              Purposes         Action Provision
                                                      Amount    Percent    Amount    Percent    Amount    Percent
             As of June 30, 1999:
                Tier II Capital (to Risk Weighted
                       Assets)...................     $ 2,785    44.20%    $  504     8.00%    $   630    10.00%
                Tier I Capital (to Risk Weighted
                       Assets)...................     $ 2,729    43.30%    $  252     4.00%    $   378     6.00%
                Leverage Ratio Tier I Capital to
                       Average Assets)...........     $ 2,729    36.50%    $  299     4.00%    $   374     5.00%
             As of March 31, 2000:
                Tier II Capital (to Risk Weighted
                       Assets)...................     $ 2,701     18.9%    $1,140      8.0%    $ 1,425     10.0%
                Tier I Capital (to Risk Weighted
                       Assets)...................     $ 2,552     17.9%    $  570      4.0%    $   855      6.0%
                Tier I Capital (to Average
                  Assets)........................     $ 2,552     15.1%    $  678      4.0%    $   847      5.0%

         At March 31, 2000, Northern Star Bank is classified as well capitalized and is in compliance with all regulatory capital requirements. Management anticipates Northern Star Bank will continue to be classified as well capitalized.

         As of March 31, 2000, there were no significant commitments outstanding for capital expenditures.

Impact of Inflation and Changing Prices

         The effect of relative purchasing power over time due to inflation has not been taken into effect in Northern Star's financial statements. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

         Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on Northern Star's performance than will the effect of changing prices and inflation in general. Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Retroactive application to financial statements of prior periods is not required. Northern Star does not currently have any derivative instruments nor is it involved in hedging activities.


Industry Developments

         The recent adoption of the Gramm-Leach-Bliley Act commonly referred to as the "New Financial Modernization Legislation" may present new opportunities by allowing Northern Star to provide non-traditional banking services such as insurance and securities brokerage services. See "Supervision and Regulation."

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Northern Star cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect Northern Star.

Year 2000

         Like many financial institutions, Northern Star relies on computers to conduct its business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. Northern Star has operated and evaluated its computer operating systems following January 1, 2000 and has not identified any errors or experienced any computer system malfunctions. Northern Star will continue to monitor its information systems to assess whether its systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. Northern Star has surveyed its key customers to determine their exposure to the year 2000 issue and, based upon key customers' reports, Northern Star believes it will not have any material exposure to its loan portfolio as a result of the year 2000 issue.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         In February 2000, the Company awarded and issued 2,000 shares of Common Stock to its Chief Executive Officer, Thomas P. Stienessen, pursuant to a Restricted Stock Agreement between the Company and Mr. Stienessen. The issuance of the stock was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. The certificate representing the shares bears a restrictive securities legend.

Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index on page following Signatures.

         (b)  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTHERN STAR FINANCIAL, INC.


Date:  May 15, 2000                       By   /s/ Thomas P. Stienessen
                                            Thomas P. Stienessen, President  and
                                            Chief Executive Officer

                                          By   /s/ Frank L. Gazzola
                                            Frank L. Gazzola, Chief Financial
                                            Officer

                                  EXHIBIT INDEX

                          NORTHERN STAR FINANCIAL, INC.
                                   FORM 10-QSB
                        FOR QUARTER ENDED March 31, 2000


Exhibit Number    Description


     27           Financial Data Schedule (filed in electronic format only)