Form 10KSB
period 2000-06-30
NORTHERN STAR FINANCIAL INC
filed 2000-09-27
CIK 1068179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $1,179,388

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 6, 2000 was approximately $899,024 based upon the average high and low bid prices of the Registrant's Common Stock on such date.

There were 427,600 shares of Common Stock, $0.0l par value, outstanding as of September 6, 2000.
                            -------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

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

PART II.......................................................................10

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........10
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........11
   ITEM 7. FINANCIAL STATEMENTS...............................................26
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................53

PART III......................................................................53

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................53
   ITEM 10. EXECUTIVE COMPENSATION............................................53
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....54
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................54
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................54

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

GENERAL

    Our operating subsidiary, Northern Star Bank, is a community bank providing a broad range of commercial and retail banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in the communities we serve. We offer a full range of deposit accounts that are typically available from most banks and savings associations, including checking accounts, commercial accounts, savings accounts and other time deposit accounts. We provide a range of lending services including commercial, real estate and consumer loans to individuals, small or medium-sized businesses and professional associations.

    We believe that businesses and individuals in our market area are under-served by the larger regional and national lending institutions that have acquired local banking and savings institutions in our market area. As a community bank, we seek to provide our banking customers with the technological and staff support that today's market requires, and make available a broad range of products while providing personalized service. We are managed by individuals who have lived and worked in our market for many years and believe that we can leverage the experience of our management to grow our business. By combining support with the products and services our customers require and our local management and personalized service, we seek to foster a business that enables us to effectively compete in our market with other financial institutions of all sizes.

Strategy

    We believe that rewarding business opportunities exist in the community banking business. The acquisition and consolidation of many community banks by large national and regional banks has diminished or eliminated the presence of community banks from many rural and suburban communities. We believe that there is a need and support for locally operated and managed community banks in many of these communities.

    Our plan is to grow our community banking business through acquisition and branching, and diversify our revenue sources by providing other traditional and non-traditional financial services. We intend to diversify and grow our community banking business by expanding our geographic presence in and outside the State of Minnesota. In connection with our geographic expansion, we intend to expand and diversify our balance sheet to be able to provide a greater level of commercial and agricultural lending and other financial services.

    We intend to grow our community banking business while maintaining the critical components we believe support successful community banking. We intend to operate each of our affiliated community banks using local management and board of directors. We intend to rely on each local community bank's management and board of directors to determine the best interests of the community bank within their particular community and each bank will have authority to make all decisions affecting credit, pricing and the market of bank service. We believe the strength and success of a community bank rests, in large part, in the customer's ability to put a human face and touch to their bank service provider. As we increase our number of affiliated community banks, we intend to develop and implement a technology integration strategy to integrate and improve our and our affiliate banks' information management systems and enhance customer service.

    We intend to diversify and expand our business to provide traditional and non-traditional banking services. The recent adoption of the Gramm-Leach-Bliley Act, commonly referred to as the "New Financial Modernization Legislation" may present new opportunities to us by allowing us to provide non-traditional banking services such as insurance and securities brokerage services. See "Supervision and Regulation." We intend to explore our expansion, through acquisition, internal development and the use of strategic alliances with third parties, into non-community banking services.

Products and Services

    We provide a wide variety of commercial and consumer lending and deposit services. We offer these traditional banking products and services to our customers through our loan representatives at our banking office.

    Deposits. Deposits are our principal source of funds. We offer a full range of deposit products that are typically available in most banks and savings associations, including checking accounts, commercial accounts, tiered money market and savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit and sweep accounts. We attempt to offer transaction accounts and time certificates at rates competitive to those offered in the Mankato area. In addition, we offer certain retirement account services and Individual Retirement Accounts (IRAs).

    Lending Activities. We emphasize a range of lending services, including commercial, real estate, and consumer loans, to individuals and small to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area.

    We offer a variety of commercial, lease and agricultural loans. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principal owners of the business. For loans secured by accounts receivable or inventory, the principal amount of a loan will typically be repaid as the assets securing the loan are converted into cash, and in other cases, the principal amount of a loan will typically be due at maturity.

    Our Bank also grants a variety of real estate loans secured by first or second mortgages. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are included as they are classified as consumer loans). The underwriting criteria for home equity loans and lines of credit will generally be the same as the criteria used when making a first mortgage loan. Home equity lines of credit typically expire ten years or sooner after origination. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of short-term loans. We attempt to reduce our credit risk in our commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we often review the personal financial statements of the principal owners and require personal guarantees of the principal owners of the collateral property.

    In addition we provide a variety of consumer loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These consumer loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 60 months. Ninety-day term loans typically bear interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance.

    Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved, if appropriate, by one of our designated senior loan officers. We have established a directors' loan committee that has lending limits, and any loan in excess of this lending limit must be approved by the directors' loan committee. We do not make any loans to any of our directors, officers, or employees, unless the loan is approved by our Bank's board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with us.

    Our lending activities are subject to a variety of lending limits imposed by federal law. While differing lending limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to our Bank), in general, our Bank is subject to a loan-to-one-borrower limit. Since the enactment of the FIRREA in 1989, we generally may not make loans to one borrower and related entities in an amount which exceeds 15% of our unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Unless we are able to sell participations in our loans to other financial institutions, we will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

    Other Banking Services. We provide a variety of other services, including cash management services, safe deposit boxes, traveler's checks, and direct deposit of payroll and social security checks. We offer telephone banking and we intend to provide in the future automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout Minnesota and other regions and permit customers to access their funds 24 hours a day from locations outside our primary market area. We also offer MasterCard and VISA credit card services through a correspondent bank as an agent for our Bank.

    We entered into a joint venture in July 1999 with First Federal Savings Bank to form Homeland Mortgage Company, LLC. Homeland was established to serve as a mortgage servicer and originator. Under the terms of the joint venture agreement, we acquired a 49% equity interest in Homeland. On September 1, 2000, we sold our minority interest in Homeland to First Federal Savings Bank for approximately $68,000.

Locations and Service Area

    Our principal market area is the Minnesota counties of Blue Earth and Nicollet, which includes the communities of Mankato, North Mankato, LeHiller, Eagle Lake and Skyline, Minnesota, from which we expect to draw a significant portion of our business. Approximately 85,000 people reside in our principal market area. The 1997 median household income of residents living in our principal market area was approximately $43,000.

Marketing Focus

    Local bank branches of large regional banks and a limited number of small community banks provide the majority of the banking services within our principal market area. We believe there is a need for a locally operated and managed community bank and that we can successfully fill this need. We focus our marketing efforts on attracting and servicing small to medium-sized businesses and individuals. We have utilized, or plan to utilize in the future, newspaper, radio and billboard advertising in our principal market area to promote our products and services and intend to continue to emphasize the customer benefits of our local management and ownership, our community focus, our commitment to providing personalized customer service and our competitive products and services.

Competition

Our business is highly competitive. We compete with community and national banks, credit unions, thrifts, and non-financial institutions such as insurance companies and investment banks. Currently, our principal market area, the two Minnesota counties of Blue Earth and Nicollet, are served by approximately 40 offices of 21 different banks, two federal savings banks and five credit unions. The Mankato and North Mankato communities are served by four locally chartered commercial banks. During 1999 two of the four bank charters were acquired and a savings bank charter was converted to a commercial bank charter and relocated. Banks and credit unions located outside of the counties of Blue Earth and Nicollet also compete with us. Most, if not all, of our competitors have substantially greater financial resources than us. We believe our competitive strength will lie in providing long-term, relationship-oriented banking services by management and employees with strong ties to the Mankato area. We attempt to target all residents of our principal market area, especially local businesses and homeowners.

SUPERVISION AND REGULATION

         The following discussion of statutes and regulations affecting bank holding companies and banks is a summary thereof and is qualified in its entirety by reference to such statutes and regulations.

General

         Commercial banking is highly regulated at both the federal and state level. In addition to a variety of generally applicable state and federal laws governing businesses and employers, we are extensively regulated by special laws applicable only to financial institutions. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. Deposits, reserves, capital, investments, loans, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, the scope of activities and other aspects of our operations are subject to regulation. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the financial institution and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of our shareholders.

         The highly regulated environment in which we operate is subject to frequent change. Significantly, on November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act. This Act repeals portions of the Glass-Steagall Act, amends The Bank Holding Company Act of 1956 ("BHC Act"), and modifies other laws thereby broadening the permissible range of affiliations among banks, securities firms, insurance companies, and other financial service providers. We cannot fully predict the nature or the extent of any effects which this new law or other possible regulatory changes may have on our business and earnings. Such changes may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.

Bank Holding Company Regulation

         As noted earlier, Northern Star Financial, Inc. is a bank holding company. A bank holding company is a form of bank ownership and provides an alternative to individuals directly owning a bank's stock. In general, a bank holding company is any company, corporation, or business entity that controls the operation of a bank, whether through stock ownership or other means. Individual investors generally hold stock in the parent holding company instead of directly owning bank stock.

         In addition to serving as a means for holding and owning a bank stock, the holding company structure can be used as a vehicle for acquiring additional banks or for expanding into a wide range of activities. Holding companies also offer a way of consolidating management and operations across these various interests.

         The BHC Act, as amended, is the primary federal law governing the ownership and control of banks by companies. Under the BHC Act, a company considered to be a bank holding company is subject to supervision by the Board of Governors of the Federal Reserve System ("Board"). Further, the Board has responsibility and authority to issue regulations governing bank holding companies. A primary regulation issued by the Board under this authority is Regulation Y.

         Supervision. As a bank holding company, we are subject to supervision by the Board. This supervision generally consists of financial reporting and inspections. With respect to financial reporting, we are required to file with the Board quarterly and annual reports and such additional information as the Board may require. Inspections can be conducted either off-site or on-site as deemed necessary and appropriate by the Board. Further, the Board has authority to take action against us for failing to comply with applicable laws and regulations. Such action is commonly referred to as "enforcement action" and can take several different forms. Examples include cease and desist orders, civil money penalties, and the removal of management officials. The Board may also require that we terminate an activity or terminate control of or liquidate or divest certain nonbank subsidiaries or affiliates when the Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of our insured depository subsidiaries.

         Regulation. As indicated above, bank holding companies such as ours are subject to the BHC Act and Regulation Y, as well as other state and federal laws and regulations. Thus, the following types of activities are subject to regulatory requirements:

         Payment of Dividends. The Board has indicated that banking organizations should generally pay cash dividends out of current operating earnings and the current rate of earnings retention should be consistent with the organization's capital needs, asset quality and overall financial condition. Board policy states that it is inappropriate for a banking organization that is experiencing serious financial problems or that has inadequate capital to borrow to pay dividends. Similarly, the payment of dividends based solely or largely on gains resulting from unusual or nonrecurring events may not be prudent or warranted. Further, the Board believes that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of depository institution subsidiaries or are funded from borrowings or other arrangements that undermine the bank holding company's ability to serve as a source of strength to the subsidiaries. The Board may, and in certain circumstances must, prohibit a bank holding company from making any capital distributions without prior approval of the Board, if the subsidiary depository institution is undercapitalized. The Board also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers or acquisitions.

         In addition to the restrictions on dividends imposed by the Board, under the Minnesota Business Corporation Act, the discretion of our board of directors is constrained by Minnesota Statutes, section 302A.551. Under that section, the board may authorize a dividend only if the directors in good faith, in a manner they reasonably believe to be in the best interests of the corporation, and with the care an ordinarily prudent person in a like position would exercise under similar circumstances, determine that we will be able to pay our debts in the ordinary course of business after making a distribution.

         Regulatory Capital Requirements. The Board's capital guidelines establish minimum regulatory capital requirements for bank holding companies for the following categories: (i) a capital leverage measure expressed as a percentage of total assets, (ii) a risk-based measure expressed as a percentage of total risk-weighted assets, and (iii) a Tier 1 leverage measure expressed as a percentage of average total consolidated assets. Tier 1 capital consists of common stockholders' equity, qualifying preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. The failure of a bank holding company to meet its capital requirements may result in supervisory action, as well as an inability to obtain approval of any regulatory applications and, potentially, increased frequency of examinations and inspections. The federal bank regulators have previously indicated a desire to raise minimum capital requirements for banking organizations and have suggested that revisions to the capital requirements should be made. The effect of any future change in our required capital ratios cannot be determined at this time.

         Activity Limitations. Under the BHC Act, we must obtain Board approval before we acquire direct or indirect ownership or control of any voting securities of a bank or bank holding company if the acquisition results in our control of more than 5% of the outstanding shares of any class of voting securities of the entity, unless we already own a majority of the voting securities of the entity. We also must obtain prior Federal Reserve approval before we acquire all or substantially all of the assets of a bank or merge or consolidate with another bank holding company. The BHC Act also, in general, limits the activities that we and our subsidiaries may engage in to those so closely related to banking or managing or controlling banks and activities that are so closely related to banking as to be a proper incident thereto. The Board, in making such determinations, considers whether performance of the activities can reasonably be expected to produce benefits to the public without any adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Under Regulation Y, we may engage, subject to Board guidelines and approvals, in such closely-related activities as: (1) extending credit and servicing loans; (2) activities related to extending credit including real estate and personal property appraising, arranging commercial real estate equity financing, check-guaranty services, collection agency services, credit bureau services, asset management, servicing, and collection activities, and acquiring debt in default; (3) leasing personal or real property; (4) operating nonbank depository institutions; (5) trust company functions; (6) financial and investment advisory activities; (7) agency transactional services for customer investments including securities brokerage, riskless principal transactions, private-placement services, futures commission merchant, and other transactional services; (8) investment transactions as principal including underwriting and dealing in government obligations and money market instruments, investing and trading activities, buying and selling bullion and related activities; (9) management consulting and counseling activities; (10) support services including courier services and printing and selling MICR-encoded items; (11) insurance agency and underwriting; (12) community development activities; (13) retail sale of money orders, savings bonds, and traveler's checks; and (14) data processing.

         Under the Gramm-Leach-Bliley Act enacted on November 12, 1999, bank holding companies that decide to become "financial holding companies" and that meet the qualifying criteria will be able to engage in additional activities. Specifically, financial holding companies will be able to engage in activities that are financial in nature or incidental to such financial activities and activities that are complementary to financial activities. The Act identifies a number of activities as financial in nature, including insurance, underwriting, dealing in, or making a market in securities, and merchant banking. These identified activities are in addition to the closely related activities just enumerated. To qualify as a financial holding company, all of the company's subsidiary depository institutions must be well capitalized and well managed and have a satisfactory rating under the Community Reinvestment Act.

Bank Regulation

         The continued earnings and growth of our Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Board. The Board implements national monetary policies by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirement and by varying the discount rate applicable to borrowings by banks from the Federal Reserve System. The actions of the Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         Supervision. Our Bank, as a state chartered banking corporation, is subject to primary supervision, examination and regulation by the Minnesota

Department of Commerce ("DOC") and the Federal Deposit Insurance Corporation ("FDIC"). Various requirements and restrictions under the laws of the State of Minnesota and the United States also affect the operation of our Bank. These statutes and regulations relate to many aspects of the operations of our Bank, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Some of these statutes and regulations and their effect on our Bank are discussed below. Moreover, from time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made. The likelihood of any major changes and the impact of such changes are impossible to predict.

         Deposit Insurance. As an FDIC-insured institution, our Bank will be required to pay deposit insurance premium assessments to the FDIC. The amount each insured depository institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. BIF-member institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium (currently 0% of deposits) while BIF-member institutions that are under capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium (currently up to 0.27% of deposits).

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or under agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. We are not aware of any activity or condition that could result in termination of our Bank's deposit insurance.

         Payment of Dividends by our Bank. There are state and federal statutory and regulatory requirements limiting the amount of dividends which may be paid to us by our Bank. Generally, a bank may pay cash dividends out of current operating earnings to the extent that the current rate of earnings retention is consistent with our Bank's capital needs, asset quality and overall financial condition. The governing regulatory agency has the authority to prohibit our Bank from engaging in business practices which the governing regulatory agency considers to be unsafe or unsound. It is possible, depending upon the financial condition of our Bank, that the governing regulatory agency may determine that the payment of dividends to us by our Bank might, under some circumstances, be such an unsafe and unsound practice.

         For example, as a prerequisite to the payment of dividends, Minnesota Statutes, section 48.09, subd. 1, requires our Bank to set aside all of its net profits to a surplus fund until the surplus fund is equal to 20% of our Bank's capital stock, and 10% of its net profits while the surplus fund is equal to between 20% and 50% of our Bank's capital stock. Even when the surplus fund requirements are met, all bank decisions regarding dividends are subject to the approval of the Department of Commerce.

         Common Liability. Under federal law, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default.

         Affiliate Transaction Limitations. Our Bank is subject to certain restrictions imposed by federal law on "covered transactions" between our Bank and its affiliates. These covered transactions are (i) loans or extensions of credit by our Bank to an affiliate, (ii) a purchase of or investment in securities issued by an affiliate, (iii) a purchase of assets from an affiliate (subject to certain exemptions the Board may allow), (iv) the acceptance by our

Bank of securities issued by the affiliate as security for a loan to any person or company, and (v) the issuance by our Bank of any guaranty, acceptance, or letter of credit on behalf of an affiliate. In general, (i) covered transactions with any one affiliate cannot exceed 10% of our Bank's capital and transactions with all affiliates cannot exceed 20% of our Bank's capital; (ii) extensions of credit to an affiliate must be collateralized; (iii) low quality assets cannot be purchased from an affiliate; and (iv) all transactions must be on safe and sound terms.

         All covered transactions, and certain other transactions between our bank and our affiliates, must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to our Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, the terms and circumstances for the affiliate transaction must be those that in good faith would be offered to nonaffiliated companies.

         Regulatory Capital Requirements. Our Bank is required to comply with capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are three basic measures of capital adequacy: a total risk-based capital measure, a Tier 1 risk-based capital ratio, and a leverage ratio.

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

         Qualifying capital consists of two types of capital components: "core capital elements" ("Tier 1" capital) and "supplementary capital elements" ("Tier 2" capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of
(i) common shareholders' equity, (ii) noncumulative perpetual preferred stock, subject to certain limitations, and (iii) minority interest in the equity accounts of consolidated subsidiaries. Supplementary capital ("Tier 2" capital) consists of elements such as (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock (subject to limitations). The maximum amount of Tier 2 capital that may be included in qualifying total capital is limited to 100% of Tier 1 capital (net of goodwill and certain other intangible assets).

         Under current capital adequacy standards, our Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.

         Banks must also meet a leverage capital requirement. In general the minimum leverage capital requirement is not less than 3 percent Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum of 100 to 200 basis points higher and thus a minimum leverage capital standard of not less than 4 percent. Thus, banks normally are out of compliance with regulatory capital requirements if they have a Tier 1 leverage capital ratio of less than 4 percent.

         As a result of the FDIC Improvement Act of 1991, the federal bank regulatory agencies adopted regulations defining banks as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the law, depending upon a bank's classification, a bank may be directed to prepare and implement a capital restoration plan, to be guaranteed by its parent bank holding company. Further, banks are subject to increased restrictions upon activities and heightened regulatory management as capital classifications decline.

         Generally, under regulations adopted by all of the bank federal regulatory agencies, "well capitalized" has been defined as an institution with a total capital to risk-based asset ratio of 10%, a Tier 1 capital to risk-based asset ratio of 6% and a Tier 1 leverage ratio of 5%. The regulations further provide that an "adequately capitalized" institution must have a total capital to risk-based asset ratio of at least 8%, a Tier 1 capital to risk-based asset ratio of 4% and a Tier 1 leverage ratio of 4%. An institution will be deemed "undercapitalized" if it has total risk-based capital ratio that is less than 8% or has a leverage ratio that is less than 4% (or less than 3% if rated CAMEL 1). Institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio that is less than 3% will be deemed "significantly undercapitalized." Finally, the regulations provide that an institution that has a ratio of tangible equity to total assets that is equal to or less than 2% will be deemed "critically undercapitalized." Federal bank regulatory agencies, including the FDIC, are authorized to down-grade a financial institution from one capital category to the next if an examination reveals that the asset quality, management, earnings or liquidity of that institution are less than satisfactory. Under the regulations, as of September 30, 1999 our Bank is classified as "well capitalized."

         Acquisitions and Branching. Banks, including our Bank, have the authority under Minnesota law to establish branches (referred to under Minnesota law as "detached facilities") in any municipality in the state of Minnesota, subject to receipt of all required regulatory approvals, except a municipality having a population of 10,000 or less, unless all the banks having a principal office in the municipality have consented in writing to the establishment of the branch (this rule is often called the "home town protection rule.")

         Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") allows the responsible Federal banking agency to approve applications for mergers of depository institutions across state lines without regard to whether such activity is contrary to state law. Any state could, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such state from participating in any interstate branch merger. Each state is permitted to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. Only Texas opted-out of the interstate merger provision. The Minnesota legislature has taken action to opt in and has authorized interstate branching effective June 1, 1997. It exercised its discretion, however, to retain a minimum age requirement (or "seasoning requirement") of 5 years. Therefore, our Bank may not be acquired by an out-of-state bank nor may our Bank merge into an out-of-state bank for 5 years after its creation. Nevertheless, the RNA could present acquisition and branching opportunities to the Company, and could allow out-of-state banks easy access to markets currently served by the Company thereby increasing competition.

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

Employees

         As of June 30, 2000, our Bank had eight full-time employees and two part-time employee. Northern Star Financial has only one employee, Thomas Stienessen, who is also the President and Chief Executive Officer of our Bank. Our Bank's employees are not represented by a collective bargaining agreement.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Reference is made to the statistical and financial data contained in "ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," for statistical and financial data providing a review of the Company's business activities.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our headquarters and our Bank's office is located at 1650 Madison Avenue, Mankato, Minnesota. We have entered into a 10 year lease agreement to rent approximately 5,000 square feet. Pursuant to the lease agreement, we pay monthly rent of approximately $6,042 during the first three years of the lease, $6,250 a month for the next three years, and $6,458 per month for the last four years of the lease term. We have the option to extend the lease term for two consecutive five year periods with a right of first refusal on any additional space that becomes available. Our Bank's office includes a teller line with three tellers, two platform positions, a drive-through window and executive and administrative offices.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material litigation or other legal proceedings pending against us or any of our property.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of 2000.

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

                                                 Common Stock
                               -------------------------------------------------
Fiscal Quarter Ended               High Bid                           Low Bid
--------------------------------------------------------------------------------
March 31, 1999                       $10.00                            $10.00
June 30, 1999                         11.50                              9.50
September 30, 1999                    12.00                             10.00
December 31, 1999                     11.00                             10.00
March 31, 2000                        10.50                              9.00
June 30, 2000                          9.00                              6.00

         On June 30, 2000, there were issued and outstanding 427,600 shares of our common stock held by 49 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

         The Company has paid no dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion in conjunction with our consolidated financial statements and the related notes for the years ended June 30, 1999 and 2000 included under "ITEM 7 - Financial Statements." Our consolidated financial statements include Northern Star Financial, Inc. and Northern Star Bank, our wholly-owned subsidiary and our minority investment in Homeland Mortgage Company, LLC.

Business

         Northern Star Financial, Inc. is a bank holding company. Our wholly owned subsidiary, Northern Star Bank, is a Minnesota state-chartered commercial bank. Our principal business is conducted through our Bank, which attracts deposits from the general public and uses these deposits, together with borrowings and other funds, to originate commercial, commercial real estate, residential, agricultural, automobile and other consumer loans. The Bank also originates construction loans and invests in securities.

         Our results of operations are primarily dependent on the net interest income earned from the interest rate spread on earning assets and interest bearing liabilities. The interest rate spread is the difference ("spread") between the average yield on interest-earning assets, such as loans, and investment securities and short-term interest bearing deposits and the average rate paid on interest-bearing liabilities, such as deposits and borrowings. The spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition to credit risk, we are subject to interest rate risk to the degree that our interest-earning assets mature or re-price at different times, or on a different basis, than its interest-bearing liabilities.

         Our results of operations also depend upon the level of non-interest income earned and expenses, including bank fee income, gains or losses on the sale of loans and other assets, provisions for possible loan losses, income derived from subsidiary and investment activities, operating expenses and income taxes. Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses.

         Our business is affected by prevailing economic conditions, including federal monetary and fiscal policies, as well as by federal regulation of financial institutions. Our deposit balances are influenced by a number of factors, including interest rates paid on competing personal investments and the level of personal income and savings within the institutions market area. In addition, our deposit balances are influenced by the perceptions of customers regarding the stability of the financial markets and financial services industry. We expect to retain a significant portion of existing deposit balances by offering competitive rates on such deposits. We have adopted a strategy of employing Federal Home Loan Bank (FHLB) advances to supplement deposits. FHLB advances are expected to augment the liquidity necessary to fund lending operations and investment opportunities. Our lending activities are influenced by demand for commercial, consumer and housing loans as well as competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan payments, borrowings, the sale of loans and other assets and funds provided from operations

         Our results of operation also reflect income and losses derived from our minority investment in Homeland Mortgage Company, LLC, our joint venture with First Federal Savings Bank of Morris, Minnesota. Homeland Mortgage makes and brokers residential real estate loans and services these loans for a fee.

Results Of Operations

         The Bank did not commence operations until January 25, 1999. Accordingly, a comparison of our operating results for the fiscal year ended June 30, 2000 and June 30, 1999 may not be meaningful in evaluating our historical operating results and anticipated future operating performance. Our results of operations as of and for the fiscal year ended June 30, 1999 reflect organizational activities and the results of five months of operations following the opening of our Bank on January 25, 1999.

Fiscal Year Ended June 30, 2000 Compared to June 30, 1999

         We reported interest income of $1,179,388 for the fiscal year ended June 30, 2000. Loan interest income of $906,062 represented the largest portion of our interest income since we had the largest portion of earning assets in our loan portfolio. The weighted average yield earned on our average interest-bearing assets of $14,205,941 was 8.30% for the year and the average rate paid on our interest-bearing liabilities of $10,889,099 was 5.00% for the period. The net interest spread, the difference between the average yield earned on interest earning assets and the average rate paid on interest-bearing liabilities was 3.30%.

         Net interest income (the difference between interest income and interest expense) for the fiscal year ended June 30, 2000, increased $520,020 or 553% to $634,883 from the $114,863 of net interest income earned during fiscal year ended June 30, 1999. The increase in net interest income was due primarily to additional interest earned on loans, as our loan balances increased 340% from $4,882,000 at June 30, 1999, to $16,573,000 at June 30, 2000. Interest income from loans during fiscal year 2000 was $906,062, an increase of $786,057 or 755% from fiscal year 1999. In addition, interest income received on securities available for sale increased by $205,666. Our deposits increased $12,029,362 to $18,193,931 at June 30, 2000 compared to deposits of $6,164,569 at June 30, 1999. Interest expense increased $504,493 to $544,505 during fiscal year 2000.

         Noninterest income, which includes fee income, exclusive of gains or losses on securities transactions, increased $20,051 to $62,500 in fiscal year 2000 compared to $42,449 in fiscal year 1999.

         Noninterest expenses nearly doubled during fiscal year 2000. Noninterest expenses increased $580,796 to $1,175,530 during fiscal year 2000 compared to $594,734 during fiscal year 1999. The primary reasons for the increase in non-interest expenses is (i) the Bank was operational for the entire fiscal year ending June 30, 2000 while it was operational for slightly less than six months (156 days) during the fiscal year ended June 30, 1999; (ii) $86,799 of expenses incurred in connection with our terminated acquisition of First Federal Holding Company of Morris, Inc.; (iii) $120,291 of expenses and joint venture loss associated with our investment in Homeland Mortgage, LLC. Absent the extended period of operations and the nonrecurring expenses incurred in (ii) and (iii) above, our monthly noninterest operating expenses have remained approximately the same since opening the Bank. Our major expense is compensation and employee benefits, which increased from $247,497 for a part year to $420,352 for a full year. We incurred $55,691 of organizational expenses in fiscal 1999, which was offset by the costs incurred in fiscal 2000 for being a public company.

         We incurred a net loss of $603,397 or $1.42 per basic share for fiscal year 2000 compared to a net loss of $493,672 or $1.60 per basic share for fiscal year 1999. Absent the non-recurring expenses associated with the terminated merger with First Federal Holding Company and expenses incurred in connection with our investment in Homeland Mortgage, LLC, we would have incurred a net loss of $396,307 or ($0.94) per basic share for the fiscal year 2000.

         Northern Star Financial, Inc. accounted for $297,845 or $ (0.70) per share of the operating losses of the Company for fiscal year ended June 30, 2000. Home Land Mortgage, LLC accounted for $113,428 or $ (0.27) per share while Northern Star Bank accounted for $192,124 or $ (0.45) per share of the operating losses.

         Our total assets at June 30, 2000 were $22,983,734, an increase of $13,348,126 from $9,635,608 at June 30, 1999. This increase is due to an increase in securities available for sale at fair value and loans receivable. Securities available for sale amounted to $4,212,387 at June 30, 2000, an increase of $3,467,268 from $745,119 at June 30, 1999. The cost of the securities available for sale was reduced by $57,335 as a result of a decrease in the fair value of these securities. Loan receivables net of an allowance for loan and lease losses increased by $11,691,066 or 340% to $16,572,568 at June 30, 2000 compared to $4,881,502 at June 30, 1999.

         Total liabilities were $20,195,330 at June 30, 2000; an increase of $13,983,424 from $6,211,906 at June 30, 1999 and deposits of $18,193,931 increased $12,029,362 million, or 295%, from $6,164,569 at June 30, 1999. The
Company utilized $1,950,000 in borrowings from the FHLB in order to bridge the gap between the increase in loan receivables and the increase in deposits.

         Total shareholder's equity decreased by $635,298 from $3,423,702 at June 30, 1999 to $2,788,404 at June 30, 2000.

Financial Condition at June 30, 2000

Assets

         Our total assets grew by $13,348,126 or 139 % for fiscal year 2000. The growth in our total assets since the commencement of bank operations on January 25,1999 has been consistent and significant. We believe that our overall growth to date is due in part to management's efforts in positioning our Bank as a local community bank and in part to the continued consolidation of the financial services industry. We believe that many of our customers joined our Bank after they became dissatisfied with the character of their previous bank after it was acquired by a larger national institution.

         An increase in our interest earning assets in the form of loan receivables and securities increased $15,158,000 during the fiscal year ended June 30, 2000 and accounted for all of the increase in assets on which the Bank earns interest income . The Bank earned interest on 93% of its average assets during the fiscal year ending June 30, 2000. Having more of its assets earning interest helps the Bank improve its level of profitability. The Bank has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivables (which are non-earning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. We lease our facilities under long-term contracts rather than owning them. This strategy avoids tying up funds that could be earning interest. In addition, we have not found it necessary to increase our investment in furniture, fixtures, and equipment.

Asset Quality And The Allowance For Credit Losses

         As part of its on-going operations, the Bank incurs an expense in the form of an allowance for credit losses which is provided in recognition that not all loans will be fully paid according to their contractual terms. The Bank is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified.

         A provision for loan and lease loss expense in the amount of $125,250 was made for fiscal year ended June 30, 2000. This is an increase of $69,000 from the $56,250 provided for fiscal year ended June 30, 1999. Our loan loss reserves totaled $181,500 at June 30, 2000 compared to $56,250 at June 30, 1999. The primary reason for an increase in our loan loss reserve was a result of the Bank's higher level of new loans originated during fiscal year 2000.

         The allowance for loan loss was established by a charge to income based on management's evaluation of the known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions. The Bank has a lower ratio of non-performing loans to total loans than most of its peers and, since its inception, has not incurred any charge-off or related collection expense.

         Management believes that the allowance for loan losses at June 30, 2000 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.

Deposits

         Funds held on deposit at the Bank in the form of checking, savings, and money market accounts are available to customers on demand. As a result, and because of our relatively small deposit base, total demand deposit account balances are volatile and may vary substantially from period to period. While there occasionally may be decreases in average deposits from one quarter to the next, the overall trend is one of growth. Total deposits held by customers at the Bank increased by $12,029,362 or 195% from $6,164,569 at June 30, 1999 to $18,193,931 at June 30, 2000.

         Increases in deposits have come by maintaining competitive deposit rates, introducing new deposit products, and the successful encouragement of former customers of merged financial institutions to become customers of the Bank.

Liquidity

         Liquidity is the ability to raise funds on a timely basis at acceptable cost in order to meet cash needs, such as might be caused by fluctuations in deposit levels, customers' credit needs, and attractive investment opportunities. The Bank's objective is to maintain adequate liquidity at all times and has adopted a policy of maintaining a total liquidity position of 15% of total assets.

         The Bank has defined and manages three types of liquidity: (1) "immediate liquidity," which is the ability to raise funds today to meet today's cash obligations, (2) "intermediate liquidity," which is the ability to raise funds during the next few weeks to meet cash obligations over that time period, and (3) "long term liquidity," which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes. Adequate liquidity is achieved by (a) holding liquid assets, (b) maintaining the ability to raise deposits or borrow funds, and (c) keeping access open to capital markets. Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of that required to meet customer needs, and unused Federal funds lines from other banks. As a result of the Bank's plan to aggressively grow the amount of interest-earning assets, the Bank will periodically accumulate funds in the form of "Federal funds" while waiting to re-deploy these funds into loans. Federal funds are interest-earning funds that are sold to other banks on an overnight basis and are available to meet current cash needs. The Bank attempts to maintain total sources of immediate liquidity of not less than 5% of total assets.

         Sources of intermediate liquidity include maturities of securities in the earnings portfolio maturing within three months, advances from the FHLB, and deposit increases from special programs. The Bank projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At fiscal year ended June 30, 2000, the Bank's intermediate liquidity was adequate to meet all projected needs.

         Long term liquidity is be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At fiscal year ended June 30, 2000, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

Fiscal Year Ended June 30, 1999

         We reported interest income of $154,875 for the fiscal year ended June 30, 1999. Net interest income before the provision for loan losses of $114,863 was earned for the period after incurring an interest expense of $40,012. Loan interest income of $120,005 represented the largest portion of our interest income, since we had the largest portion of earning assets in our loan portfolio. The weighted average yield earned on our interest-bearing assets of $1,866,661 was 8.30% for the period and the average rate paid on our interest bearing liabilities of $901,088 was 4.44% for the period. The net interest spread, the difference between the average yield earned on interest earning assets and the average rate paid on interest-bearing liabilities was 3.86%.

         The provision for loan losses was established at $56,250 at June 30, 1999, reflecting our estimate of the amount necessary to adequately reflect possible loan losses. Our allowance for loan losses as a percentage of our year-end loans was 1.14%. Our judgment as to the adequacy of the allowance is based upon an evaluation of the inherent risks in the loan portfolios, which we believe to be reasonable, which may or may not prove to be accurate. Thus, we cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses or that an additional increase in the loan loss allowance will not be required. We had no charge-offs in 1999.

         We earned non-interest income of $42,449 for the fiscal year ending June 30, 1999, representing service charges on deposit accounts and gains on the sale of residential mortgage loans, partially offset by a loss on the sale of loans of $3,050. As a percentage of average assets, non-interest income was 1.77% for our truncated year of operations ended June 30, 1999.

    We incurred other non-interest expenses of $594,734 for fiscal year ended June 30, 1999, inclusive of costs associated with setting up our Bank's operations. We incurred nonrecurring pre-opening expenses of approximately $304,000 in organizing our Bank's operations. The pre-opening expenses also include $248,000 in organizational costs expensed due to a change in accounting. Staffing at our Bank was at a full-service level beginning the first part of December 1998 for training in preparation for our Bank's opening on January 25, 1999, and other non-interest expenses were incurred in operating our Bank. Non-interest expense included $40,364 in salaries and employee benefits incurred during our initial start-up phase and approximately $15,636 in opening expenses. As a percentage of average assets, non-interest expenses were 24.8%.

    Our net loss for the year ended June 30, 1999 was $493,672.

         At June 30, 1999, we had total assets of $9,635,608, which consisted of cash and due from the banks of $210,662, federal funds sold of $2,533,236, securities and short-term investments of $745,119, FHLB stock of $16,400, net loans of $5,563,095, accrued interest receivable of $59,527, property and equipment of $486,685 and other assets of $20,884. At June 30, 1999, we had liabilities of $6,164,569 in deposits and $47,337 in other liabilities. Stockholders' equity at June 30, 1999 was $3,423,702.

Average Balances, Yields And Rates

         The following tables summarize our weighted average yields earned, weighted average rates paid, interest rate spread and net yield on earning assets and interest-bearing liabilities.

                                                       Year Ended June 30, 1999                   Year Ended June 30, 2000
                                               ----------------------------------------   --------------------------------
                                                                                Average                                  Average
                                                  Average                      Yield or      Average                    Yield or
                                                  Balance        Interest        Rates       Balance     Interest         Rates
    Assets
    Federal Funds Sold..........................$  544,083       $  26,089        4.79%    $1,168,898    $  64,070        5.48%
    Investment Securities........................   60,531           3,590        5.93%     3,078,085      209,236        6.79%
    Loans........................................1,098,410         120,005       10.93%     9,952,085      906,062        9.10%
    Other Interest-Earning Assets................  163,637           5,191        3.17%         6,873           20        0.29%
                                                 ---------       ---------       -----     ----------    ---------        ----
        Total Interest Earning Assets............1,866,661         154,875        8.30%    14,205,941    1,179,388        8.30%
    Non-Interest Earning Assets..................  526,684                                  1,102,641
                                                 ---------                                 ----------
        Total Assets............................$2,393,345                                 $15,308,582
                                                ==========                                 ===========
    Liabilities and Stockholders' Equity
    Interest Bearing Deposits...................$  901,088       $  40,012        4.44%    $10,463,689   $ 518,260        4.25%
    Other Interest Bearing Liabilities...........        -               -        0.00%       425,410       26,245        6.17%
                                                 ---------     -----------   ----------   -----------  -----------    ---------
        Total Interest Bearing Liabilities.......  901,088          40,012        4.44%    10,889,099      544,505        5.00%
                                                               -----------                             -----------
    Non Interest Bearing Liabilities.............  327,003                                  1,326,696
                                                 ---------                                -----------
        Total Liabilities........................1,228,091                                 12,215,795
    Stockholders' Equity.........................1,165,254                                  3,092,787
                                                 ---------                                 ----------
    Total Liability and Stockholders' Equity....$2,393,345                                 $15,308,582
                                                ==========                                 ===========
    Net Interest Spread..........................                                 3.86%                                   3.30%
    Net Interest Income/Margin...................                $ 114,863        6.15%                  $ 634,883        4.45%
                                                                 =========       =====                   =========        ====
    Ratio of Average Interest-Earning
        Assets to Average Interest-Bearing
           Liabilities...........................                                2.07x                                    1.30x

         The average balances for the year ended June 30, 1999 were calculated on an annualized basis, even though we did not have operations for the entire fiscal year.

Rate/Volume Analysis

         The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).

                                                                         Year Ended June 30,
                                                                            2000 vs 1999
                                              --------------------------------------------------------------------------
                                                                     Increase (Decrease) Due to
                                              --------------------------------------------------------------------------
                                                                                           Rate/
                                                    Volume               Rate             Volume             Net
                                                                       (Dollars in Thousands)
        Interest income:
          Loans receivable                    $             968    $           (20)   $         (162)  $           786
          Investment securities                             179                   1                26              205
          Federal funds sold                                 30                   4                 4               38
          Other interest-earning assets                     (5)                 (5)                 5              (5)
                                                 -----------------    ----------------   ---------------  ---------------
              Total interest-earning assets               1,172                (20)             (127)            1,024

        Interest expense:
          Deposit Accounts                                  425                   5                49              478
          Other Liabilities                                   -                   -                26               26
                                                 -----------------    ----------------   ---------------  ---------------
              Total interest-bearing liabilities            425                   5                75              504
                                                 -----------------    ----------------   ---------------  ---------------

        Net change in net interest income     $             747    $           (25)   $         (202)  $           520
                                                 =================    ================   ===============  ===============

Market Risk Management

         Market risk is our risk of loss, arising from adverse changes in market prices and rates, comprised primarily of interest rate risk. Most of our earnings arise from functioning as a financial intermediary. As such, we take in funds from depositors and then either lend the funds to borrowers or invest the funds in securities and other instruments. We earn interest income on the loans and securities and pay interest expense on deposits and other borrowings.

         Net interest income, the primary component of our net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on interest-bearing liabilities and the relative amounts of such assets and liabilities. Because interest-bearing liabilities consist primarily of shorter-term deposit accounts, our interest rate spread can be adversely affected by changes in general interest rates if interest-earning assets are not sufficiently sensitive to changes in interest rates. We have sought to reduce our exposure to changes in interest rates by more closely matching the effective maturities and re-pricing periods of interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate loans, and the sale of long-term fixed-rate loans.

         With such large proportions of our balance sheet made up of interest-earning assets and interest-bearing liabilities, and with such a large proportion of our earnings dependent on the spread between interest earned and interest paid, it is critical that we measure and manage our interest rate sensitivity. Measurement is done by estimating the impact of changes in interest rates over the next twelve months on net interest income and on net economic value. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus assumed changes.

         We seek to manage interest rate risk by monitoring and controlling the variation in re-pricing intervals between assets and liabilities. To a lesser extent, we also monitor interest rate sensitivity by analyzing the estimated changes in market value of assets and liabilities assuming various interest rate scenarios.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring our interest rate sensitivity "gap." An asset or liability is said to be interest rate-sensitive within a specific period if it will mature or re-price within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific period of time and the amount of interest-bearing liabilities re-pricing within that same time period. A gap is considered positive when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of rate-sensitive assets.

         We have adopted an Interest Rate Risk and Asset Management Policy that limits the amount of maximum dollar amount of exposure in one-year rate-sensitive assets and one-year rate-sensitive liabilities to 30% of total assets at any calendar quarter end. Our interest rate risk exposure position as of June 30, 2000 was in compliance with this policy.

Interest Rate Sensitivity Analysis

         We continually evaluate the asset mix of our balance sheet in terms of several variables: yields, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, we focus on expanding various funding sources. The interest rate sensitivity position at June 30, 1999 and 2000 is summarized in the following tables. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, for each period is shown at the bottom of each table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. The tables may not be indicative of our rate sensitivity position at other points in time.

                                                                         As of June 30, 1999
                                                     Within    After Three     After One
                                                      Three    but within     but within      After
                                                     Months   Twelve Months   Five Years   Five Years     Total
                                                                       (dollars in thousands)
                  Interest Earning Assets
                    Federal Funds Sold...........  $ 2,533       $    --       $    --      $    --     $ 2,533
                    Investment Securities........       --            --            --          745         745
                    Loans........................    2,877           241         1,488        1,014       5,620
                                                   -------       -------       -------      -------     -------
                  Total Earning Assets...........  $ 5,410       $   241       $ 1,488      $ 1,759     $ 8,898
                                                   =======       =======       =======      =======     =======
                  Interest Bearing Liabilities
                    Money Market & Now...........  $   127       $    --       $    --      $    --     $   127
                    Regular Savings..............    3,244            --            --           --       3,244
                    Time Deposits................       30         1,420           329           --       1,779
                                                   -------       -------       -------      -------     -------
                  Total Interest Bearing
                    Liabilities..................  $ 3,401       $ 1,420       $   329      $     0     $ 5,150
                                                   =======       =======       =======      =======     =======
                  Interest Sensitivity Gap.......  $ 2,009       $(1,179)      $ 1,159      $ 1,759     $ 3,748
                  Cumulative Interest Sensitivity
                    Gap..........................  $ 2,009       $   830       $ 1,989      $ 3,748     $ 3,748
                  Ratio of Interest Sensitivity
                    Gap to total earning assets..    22.58%       (13.25)%       13.03%       19.77%      42.13%

                  Ratio of Cumulative Interest
                    Sensitivity Gap to total
                    earning assets...............    22.58%          9.33%       22.36%       42.13%      42.13%


                                                                         As of June 30, 2000
                                                    Within    After Three     After One
                                                     Three    but within     but within      After
                                                    Months   Twelve Months   Five Years   Five Years      Total
                                                                       (dollars in thousands)
                 Interest Earning Assets
                   Federal Funds Sold.........    $   304       $    --        $   --       $   --      $    304
                   Investment Securities......         --            --         3,279          933         4,212
                   Loans......................       7596           820         4,832        3,891        17,139
                                                  -------       -------        ------       ------      --------
                 Total Earning Assets.........    $ 7,900       $   820        $8,111       $4,824      $ 21,655
                                                  =======       =======        ======       ======      ========
                 Interest Bearing Liabilities
                   Money Market & Now.........    $ 1,504       $    --        $   --       $   --      $  1,504
                   Regular Savings............      4,671            --            --           --         4,671
                   Time Deposits..............        808         6,589         3,126           --        10,523
                                                  -------       -------        ------       ------      --------
                 Total Interest Bearing
                   Liabilities................    $ 6,983       $ 6,589        $3,126       $   --      $ 16,698
                                                  =======       =======        ======       ======      ========
                 Interest Sensitivity Gap.....    $   917       $(5,769)       $4,985       $4,824      $  4,957
                 Cumulative Interest Sensitivity
                   Gap........................        917        (4,852)          133        4,957         4,957
                 Ratio of Interest Sensitivity
                   Gap to total earning assets..     4.23%       -26.64%        23.02%       22.28%        22.89%

                 Ratio of Cumulative Interest
                   Sensitivity Gap to total
                   earning assets...............     4.23%       -22.41%         0.61%       22.89%        22.89%

         As evidenced by the tables above, we are cumulatively liability-sensitive at one year and asset sensitive thereafter at June 30, 2000. In a rising interest rate environment, an asset-sensitive position (a positive gap ratio) is generally more advantageous since assets re-price sooner than liabilities. Conversely, in a declining interest rate environment, a liability-sensitive position (a negative gap ratio) is generally more advantageous as interest-bearing liabilities re-price sooner than earning assets. In our case, an increase in interest rates would result in increased earnings, while a decline in interest rates would decrease income. This, however, assumes that all other factors affecting income remain constant.

Loan Portfolio

         Since loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loan category. Total gross loans outstanding, including loans held for sale, were $5,619,345 as of June 30, 1999 and $17,116,878 as of June 30, 2000.

The following table summarizes the composition of our loan portfolio:

                                                           As of June 30, 1999          As of June 30, 2000
                                                          Amount       % of Total      Amount       % of Total
                    Commercial & Agricultural.....      $1,843,707        32.81%     $2,985,277        17.44%
                    Real Estate-- individual......       1,496,460        26.63       3,731,185        21.80
                    Real Estate-- other...........         843,394        15.01       4,117,578        24.06
                    Consumer Loans................       1,435,784        25.55       5,660,632        33.07
                    Lease Financing...............               -         0.00         622,205         3.64
                                                      ------------   ----------    ------------   ----------
                    Total Loans...................      $5,619,345       100.00%     $17,116,878      100.00%
                                                        ----------   ==========      -----------  ==========
                    Net Deferred Loan fees/(costs)               -                       22,239
                    Less: Allowance for Loan Loss.         (56,250)                    (181,500)
                                                        ----------                   ----------
                    Total Net Loans...............      $5,563,095                   $16,957,617
                                                        ==========                   ===========

         The principal components of our loan portfolio were mortgage loans and commercial loans which represented 74% of the portfolio at June 30, 1999 and 63% at June 30, 2000. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

                                                                           As of June 30, 1999
                                                        One Year    After One but        After
                                                         or Less  within Five Years   Five Years        Total
                  Commercial & Agricultural.......    $  916,272     $  927,435        $     --      $1,843,707
                  Real Estate-- individual........       812,173        334,318         349,969       1,496,460
                  Real Estate-- other.............       448,020        297,574          97,800         843,394
                  Consumer Loans..................     1,144,982        290,802              --       1,435,784
                  Lease Financing.................             -              -               -               -
                                                      ----------  -------------     -----------    ------------
                    Total.........................    $3,321,447     $1,850,129        $447,769      $5,619,345
                                                      ==========     ==========        ========      ==========
                  Loans maturing after one year
                    with:
                    Fixed Interest Rates..........                   $  903,715
                    Floating Interest Rates.......                   $1,394,183

                                                                           As of June 30, 2000
                                                        One Year    After One but        After
                                                         or Less  within Five Years   Five Years        Total
                  Commercial & Agricultural......     $1,236,383     $  966,626       $  782,268     $2,985,277
                  Real Estate-- individual.......         65,000      1,050,204        2,615,981      3,731,185
                  Real Estate-- other............      1,189,093      2,384,195          544,291      4,117,578
                  Consumer Loans.................      4,369,053      1,032,415          259,165      5,660,633
                  Lease Financing                         48,159        574,046                -        622,205
                                                      ----------  -------------     ------------   ------------
                    Total........................     $6,907,688     $6,007,485       $4,201,705     $17,116,878
                                                      ==========     ==========       ==========     ===========
                  Loans maturing after one year
                    with:
                    Fixed Interest Rates.........                    $7,855,057
                    Floating Interest Rates......                    $2,354,133

Provision and Allowance for Loan Losses

         We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio.

         On June 30, 1999, our allowance for loan losses was $56,250 or 1.14% of $4,937,752 in loans receivable (net of loans held for sale). On June 30, 2000, our allowance for loan losses was $181,500 or 1.08% of $16,754,068 in loans receivable (net of loans held for sale). Our Bank has not charged off any loans since commencing operations. The provision for loan losses was established primarily as a result of our assessment of general loan loss risk as our Bank recorded its first loans.

         The following tables summarize our Bank's loan loss experience and the allowance for possible loan losses:

                                                                      For the Year Ended   For the Year Ended
                                                                         June 30, 1999       June 30, 2000
                           Balance at Beginning of Period.....             $    --             $ 56,250
                           Charge-offs........................                  --                   --
                           Recoveries.........................                  --                   --
                           Net Charge Offs....................                  --                   --
                           Additions charged to operations....              56,250              125,250
                                                                           -------             --------
                           Balance at End of Period...........             $56,250             $181,500
                                                                           =======             ========
                           Ratio of net charge-offs during the
                             period to average loans outstanding
                             during the period                                  0%                    0%

    The allowance for loan losses was allocated as follows:

                                                        For the Year Ended                For the Year Ended
                                                           June 30, 1999                     June 30, 2000
                                                 --------------------------------  -----------------------
                                                                 Percent of Loans                  Percent of Loans
                                                                 in Each Category                  in Each Category
                                                     Amount       to Total Loans       Amount       to Total Loans
               Commercial & Agricultural.....        $13,310            32.81%        $  22,155           17.44%
               Real Estate-- individual......         10,974            26.63%           27,611           21.80%
               Real Estate-- other...........          5,288            15.01%           27,872           24.06%
               Consumer Loans................          5,808            25.55%           24,744           33.07%
               Lease Financing...............             --             --%              4,484            3.64%
               Unallocated...................         20,870             0.00%           74,634            0.00%
                                                 -----------     -------------     ------------    -------------
               Total.........................        $56,250           100.00%        $ 181,500          100.00%
                                                     =======           ======         =========          ======

Investment Portfolio

         At June 30, 1999, our investment securities portfolio represented approximately 8.42% of our earning assets of $8,897,899. We held investments in U.S. Government agency securities with a fair market value of $745,119 and an amortized cost of $749,286, for an unrealized loss of $2,500, net of income taxes. We also held investments in stock of the Federal Home Loan Bank in the amount of $16,400.

         At June 30, 2000, our investment securities portfolio represented approximately 19% of our earning assets of $21,655,000. We held securities available for sale with a fair market value of $4,212,387 and an amortized cost of $4,269,722, for an unrealized loss of $57,335. We also held investments in stock of the Federal Home Loan Bank in the amount of $97,500.

         Contractual maturities and yields on our investments (all available for sale) are summarized in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Over one
                                         Within           But within          Over Five
                                        One Year   Yield  Five Years   Yield    Years    Yield      Total    Yield
                 As of June 30,
                   1999:
                   US Government
                      Agencies.....    $      --  0.00%  $   549,286  6.12%   $200,000  7.04%   $  749,286  6.36%
                                       =========  =====  ===========  =====  =========  =====   ==========  =====
                 As of June 30,
                   2000:
                   US Government
                      Agencies.....    $      --  0.00%  $ 3,279,684  6.62%   $923,703  7.37%   $4,212,387  6.79%
                                       =========  =====  ===========  =====  =========  =====   ==========  =====

         Short-term investments in the amount of $2,533,236 at June 30, 1999 and comprised a significant portion of total earning assets. These funds were invested in Federal funds sold on an overnight basis. As our Bank continued to grow, we shifted from primarily overnight investments into the loan portfolio and, to a lesser extent, into the investment securities portfolio.

Deposits and Other Interest-Bearing Liabilities

         As of June 30, 2000, deposits were 84% of interest-bearing liabilities. The following tables summarize deposits by category.

                                                                          As of June 30, 1999
                                                                                           Percentage
                                                                   Percentage               of Total
                                                        Ending      of Total     Average     Average     Effective
                                                        Balance     Deposits     Balance    Deposits       Cost
                 Demand Deposit..................    $   998,017      16.19%  $  255,512      22.04%       0.00%
                 Now.............................        127,387       2.07%      52,395       4.52%       2.56%
                 Savings.........................      3,244,444      52.63%     375,076      32.35%       3.89%
                 Time Accounts less than $100,000      1,379,249      22.37%     336,573      29.03%       6.17%
                 Time Accounts of $100,000 or more       400,000       6.49%     135,342      11.67%       6.24%
                 Accrued Interest Payable........         15,472       0.25%       4,541       0.39%
                                                     -----------  ----------  ----------  ----------
                 Total Deposits..................    $ 6,164,579     100.00%  $1,159,439     100.00%
                                                     ===========  =========   ==========  =========


                                                                          As of June 30, 2000
                                                                                            Percentage
                                                                  Percentage                 of Total
                                                      Ending       of Total      Average      Average     Effective
                                                      Balance      Deposits      Balance     Deposits       Cost
               Demand Deposit..................    $  1,491,958       8.20%   $ 1,175,786      10.01%       0.00%
               Now.............................         387,797       2.13%       290,036       2.47%       2.62%
               Savings.........................       5,786,894      31.81%     4,580,690      39.01%       4.03%
               Time Accounts less than $100,000    $  8,271,953      45.47%     3,637,155      30.98%       6.15%
               Time Accounts of $100,000 or more      2,129,895      11.71%     1,955,807      16.66%       6.02%
               Accrued Interest Payable........         125,436       0.69%       102,385       0.87%
                                                   ------------  ----------   -----------  ----------
               Total Deposits..................    $ 18,193,932     100.00%   $11,741,860     100.00%
                                                   ============  =========    ===========  =========

         Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $5,749,097 at June 30, 1999 and $16,064,037 at June 30, 2000. Our loan to deposit ratio was 90% at June 30, 1999 and 91% at June 30, 2000. The maturity distribution of our time deposits is as follows:

                                                                    Over 3      Over 6
                                                        3 Months   Months to   Months to    Over 12
                                                         or Less   6 Months    12 Months    Months      TOTAL
                                                       --------------------- ---------------------- ---------
                    As of June 30, 1999:
                      Time Accounts less than
                         $100,000...................    $30,000    $133,787  $   866,625  $348,837  $ 1,379,249
                      Time Accounts of $100,000 or
                         more.......................         --          --      400,000        --      400,000
                                                        -------    --------  -----------  --------  -----------
                         Total......................    $30,000    $133,787  $ 1,266,625  $348,837  $ 1,779,249
                                                        =======    ========  ===========  ========  ===========

                                                                   Over 3      Over 6
                                                      3 Months    Months to   Months to    Over 12
                                                       or Less    6 Months    12 Months    Months      TOTAL
                                                     ---------------------- ---------------------- ---------
                     As of June 30, 2000:
                       Time Accounts less than
                          $100,000................   $ 827,363  $1,703,477  $ 3,411,655  $2,329,459  $ 8,271,953
                       Time Accounts of $100,000 or
                          more....................           -     100,000    1,309,895     720,000    2,129,895
                                                     ---------  ----------  -----------  ----------  -----------
                          Total...................   $ 827,363  $1,803,477  $ 4,721,550  $3,049,459  $10,401,848
                                                     =========  ==========  ===========  ==========  ===========

Return on Equity and Assets

         The following table summarizes our return (loss) on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets). Since inception, we have not paid any cash dividends. The payment of dividends by our Bank is subject to limitations imposed by law and governmental regulations.

                                                                  For the             For the
                                                                Year Ended          Year Ended
                                                               June 30, 1999       June 30, 2000
                              Return (loss) on average
                                assets......................      (22.61)%             (3.70%)
                              Return (loss) on average
                                equity......................      (69.87)%            (19.43%)
                              Equity to assets ratio........       35.53%              19.04%

Short Term Borrowings

         We had no short-term borrowings during fiscal year 1999. The following table sets forth certain information as to the Bank's FHLB advances as of June 30, 2000. The advances have maturity dates extending from 10/18/00 through 6/25/01.

                                                                     As of and for the Year Ended
                                                                                June 3, 2000

                              Maximum Balance.............         $        1,950,000
                              Average Balance.............                    425,409
                              Balance at end of period                      1,950,000
                              Weighted average rate:
                                       at end of period                         6.66%
                                       during the period                        6.17%

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

         The tables below illustrate our regulatory capital (in thousands) and ratios:

                                                                                                   To Be Well
                                                                                                   Capitalized
                                                                              For Capital         Under Prompt
                                                                               Adequacy            Corrective
                                                           Actual              Purposes         Action Provision
                                                      Amount    Percent    Amount    Percent    Amount    Percent
                  As of June 30, 1999:
                    Tier II Capital (to Risk
                     Weighted Assets)...........      $ 2,785    44.20%    $ 504      8.00%    $   630    10.00%
                    Tier I Capital (to Risk
                     Weighted Assets)...........      $ 2,729    43.30%    $ 252      4.00%    $   378     6.00%
                    Tier I Capital (to Average
                     Assets)....................      $ 2,729    36.50%    $ 299      4.00%    $   374     5.00%
                  As of June 30, 2000:
                    Total Capital (to Risk
                     Weighted Assets)...........      $ 2,717     15.3%    $1,423      8.0%    $ 1,779     10.0%
                    Tier I Capital (to Risk
                     Weighted Assets)...........      $ 2,535     14.2%    $ 712       4.0%    $ 1,068      6.0%
                    Tier 1 Capital (to Average
                     Assets)....................      $ 2,535     12.3%    $ 823       4.0%    $ 1,028      5.0%

         At June 30, 2000, our Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates our Bank will continue to be classified as well-capitalized.

         As of June 30, 2000, there were no significant commitments outstanding for capital expenditures.

Impact of Inflation and Changing Prices

         The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

         Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Retroactive application to financial statements of prior periods is not required. We do not currently have any derivative instruments nor are we involved in hedging activities.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Cost of Start-up Activities" ("SOP 98-5"), which requires costs of start-up activities and organization costs to be expenses as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. We elected to adopt SOP 98-5 early for the year ended June 30, 1999 and as a result, recognized approximately $248,000 in our 1999 consolidated statement of loss which under previous accounting policies would have been amortized over 60 months.

Industry Developments

         The recent adoption of the Gramm-Leach-Bliley Act, commonly referred to as the "New Financial Modernization Legislation" may present new opportunities to us by allowing us to provide non-traditional banking services such as insurance and securities brokerage services. See "ITEM 1. Description of Business - Supervision and Regulation."

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

Terminated Merger

         On September 30, 1999 the Company entered into an Agreement and Plan of Reorganization to merge with First Federal Holding Company of Morris, Inc. Completion of the merger was subject to regulatory approvals and approval by the shareholders of both companies. On June 26, 2000 the Federal Reserve Board announced that it had denied our application to merge with First Federal Holding Company. As a result, our agreement to merge with First Federal Holding has terminated.

Joint Venture In Homeland Mortgage, LLC.

         In July 1999, we entered into a joint venture with First Federal Savings Bank by acquiring a 49 percent joint interest in Homeland Mortgage Company, LLC, in exchange for a total cash consideration of $196,000. The investment in Homeland is being accounted for using the equity method. Homeland's primary business is originating residential real estate loans that are secured by first and second mortgages and sold into the secondary mortgage market.

         On August 25, 1999 the Federal Reserve Board initiated a policy of increasing interest rates in an effort to reduce the rate of inflation in the economy. The action of the Federal Reserve Board resulted in a slow down in activity associated with the purchase and refinancing of residential properties thereby affecting the ability of Homeland to generate new loans and the related income. For the year ended June 30, 2000, we have incurred a loss from our investment in Homeland of $113,428. On September 1, 2000, we sold our minority interest in Homeland to First Federal Savings Bank for approximately $68,000.

Secondary Stock Offering

         We filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of a maximum of 1,000,000 shares of our common stock. We entered into a an agreement with Banc Stock Financial Services, Inc. whereby Banc Stock agreed to use its "best efforts" to sell the shares to the public. In July 2000, we were notified by Banc Stock that it has undergone an internal reorganization and will no longer be involved in the underwriting or placement of securities.

         We have entered into an agreement with Berthel Fisher & Company Financial Services, Inc. who agreed to sell, on a "best efforts basis," a minimum of 50,000 shares and a maximum of 300,000 shares to the public. We intend to use the proceeds from the offering as working capital and to provide our Bank with additional capital to make loans and grow its business.

Forward-Looking Information

         This Report on Form 10-KSB contains forward-looking statements with respect to the financial conditions, results of operations and business of the Company. These include statements about the Company's plans, objectives, expectations, belief and intentions that are not historical facts. When used in this report, the words "expects", "anticipates", "plans", "believes", "seeks", "estimates", and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases or decreases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of Minnesota, are less favorable than expected; and (4) legislation or regulatory requirements or changes adversely affect the business in which the Company will be engaged.

         Management believes that the major challenge that the Company faces today is pressure on net interest margin, which for the industry as a whole has been declining during the past five years. The cause of the decline has been increased competition from non-bank competitors such as insurance companies and brokerage firms. Management believes that the Company's competitive strength lies in its knowledge of the market place and in providing long-term, relationship orientated banking services by management and employees with strong ties to the Mankato area.

ITEM 7.  FINANCIAL STATEMENTS

                          NORTHERN STAR FINANCIAL, INC.

                                 AND SUBSIDIARY



                                TABLE OF CONTENTS


Independent Auditors' Report                                           27

Consolidated Statements of Financial Condition
as of June 30, 2000 and 1999                                           28

Consolidated Statements of Operations
for the Year Ended June 30, 2000 and 1999                              29

Consolidated Statements of Shareholders' Equity
for the Year Ended June 30, 2000 and 1999                              30

Consolidated Statements of Cash Flows
for the Year Ended June 30, 2000 and 1999                              31

Notes to Consolidated Financial Statements                             33

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Northern Star Financial, Inc. and Subsidiary
Mankato, Minnesota 56001

We have audited the accompanying consolidated statements of financial condition of Northern Star Financial, Inc. and Subsidiary (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern Star Financial, Inc. and Subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Bertram Cooper & Co., LLP
Bertram Cooper & Co., LLP
Waseca, Minnesota
August 10, 2000

                                        NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                                   June 30,
                                                                                  --------------------------------------------
                                     ASSETS                                              2000                    1999
                                     ------
                                                                                  --------------------    --------------------
Cash and cash equivalents:
    Cash and due from banks                                                       $           385,098     $           210,662
    Federal funds sold                                                                        304,106               2,533,236
                                                                                  --------------------    --------------------
         Total cash and cash equivalents                                                      689,204               2,743,898
Securities available for sale, at fair value                                                4,212,387                 745,119
FHLB stock, at cost                                                                            97,500                  16,400
Loans held for sale                                                                           385,050                 681,593
Loans receivable, net of allowance for loan losses of
    $181,500 in 2000 and $56,250 in 1999                                                   16,572,568               4,881,502
Accrued interest receivable                                                                   295,303                  59,527
Premises and equipment                                                                        431,932                 486,685
Other assets                                                                                  299,790                  20,884
                                                                                  --------------------    --------------------
         Total Assets                                                             $        22,983,734     $         9,635,608
                                                                                  ====================    ====================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Demand deposits                                                               $         1,880,209     $         1,121,450
    Savings deposits                                                                        5,786,894               3,244,444
    Time deposits                                                                          10,526,828               1,798,675
                                                                                  --------------------    --------------------
         Total deposits                                                                    18,193,931               6,164,569
Advances from borrowers for taxes and insurance                                                17,311                  23,941
Other borrowings                                                                            1,950,000                   -
Other liabilities                                                                              34,088                  23,396
                                                                                  --------------------    --------------------
         Total Liabilities                                                                 20,195,330               6,211,906
                                                                                  --------------------    --------------------

Shareholders' equity:
Common stock, par value $0.01 per share, 15,000,000 shares
    authorized, 427,600 and 425,600 shares issued                                               4,276                   4,256
Undesignated stock, par value $0.01 per share, 5,000,000 shares authorized, no
    shares issued                                                                            -                       -
Paid in capital                                                                             3,939,557               3,919,577
Accumulated deficit                                                                       (1,101,028)               (497,631)
Unearned stock compensation (2,000 shares)                                                   (20,000)                -
Accumulated comprehensive income (loss)                                                      (34,401)                 (2,500)
                                                                                  --------------------    --------------------
         Total shareholders' equity                                                         2,788,404               3,423,702
                                                                                  --------------------    --------------------
         Total liabilities and shareholders' equity                               $        22,983,734     $         9,635,608
                                                                                  ====================    ====================

                   The accompanying notes are an integral part of these consolidated financial statements

                                     NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                      For the Year Ended June 30,
                                                                                ----------------------------------------
                                                                                      2000                1999
                                                                                ------------------  ------------------
       Interest income:
           Loans receivable                                                     $         906,062   $         120,005
           Securities available for sale                                                  209,256               3,590
           Due from banks                                                                    -                  5,191
           Federal funds sold                                                              64,070              26,089
                                                                                ------------------  ------------------

                 Total interest income                                                  1,179,388             154,875
       Interest expense:
           Deposits                                                                       518,260              40,012
           Other borrowings                                                                26,245                -
                                                                                ------------------  ------------------
                 Total interest expense                                                   544,505              40,012
           Net interest income                                                            634,883             114,863
           Provision for loan losses                                                      125,250              56,250
                                                                                ------------------  ------------------
                 Net interest income after provision for loan losses                      509,633              58,613
                                                                                ------------------  ------------------

       Noninterest income:
           Other fees and service charges                                                  16,918              45,499
           Gain (loss) on sale of loans                                                    43,520             (3,050)
            Other                                                                           2,062                -
                                                                                ------------------  ------------------
                 Total noninterest income                                                  62,500              42,449
                                                                                ------------------  ------------------

       Noninterest expenses:
           Compensation and employee benefits                                             420,352             247,497
           Board fees                                                                      86,500              70,429
           Occupancy                                                                       82,669              39,556
           Legal and accounting                                                            68,058              35,806
           Printing and supplies                                                           23,535              22,261
           Furniture, fixtures and equipment depreciation                                  56,719              19,453
           Data processing                                                                 51,295              16,758
           Organizational expenditures                                                       -                 55,691
           Merger expenditures                                                             86,800                -
           Subsidiary loss                                                                113,428                -
           Other                                                                          186,174              87,283
                                                                                ------------------  ------------------
                 Total noninterest expense                                              1,175,530             594,734
                                                                                ------------------  ------------------
       Net loss before income tax benefit                                               (603,397)           (493,672)
       Income tax benefit                                                                    -                   -
       Net loss                                                                 $       (603,397)   $       (493,672)
                                                                                ==================  ==================
       Basic (loss) per share of common stock                                   $          (1.42)    $         (1.60)
                                                                                ==================  ==================

                The accompanying notes are an integral part of these consolidated financial statements


                                                                      NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                       Accumulative
                                                                                   Unearned               Other
                                            Common    Paid-in        Accumulated     Stock             Comprehensive
                                            Stock     Surplus          Deficit      Compensation            Income           Total
                                            -------   --------       -----------    ------------       -------------       ---------

Balance, June 30, 1998                      $    -    $       100    $     (3,959)      $       -      $       -       $     (3,859)

    Comprehensive income:

       Net loss for the year
       ended June 30, 1999                       -              -        (493,672)              -              -

       Unrealized loss on
       available-for-sale securities net
       of tax of $1,667                          -              -               -               -         (2,500)

       Comprehensive income                                                                                                (496,172)

    Issuance of common stock                  4,256     4,251,744               -               -              -          4,256,000

    Offering  costs                               -     (332,267)               -               -              -           (332,267)
                                            --------   ----------    -------------     -----------     ----------      -------------

Balance, June 30, 1999                         4,256    3,919,577        (497,631)              -         (2,500)          3,423,702

    Comprehensive income:

       Net loss for the year ended                 -            -        (603,397)              -              -
       June 30, 2000

       Unrealized loss on
       available-for-sale
       securities net of tax of
       $22,934                                     -            -               -               -       (31,901)

       Comprehensive income                                                                                                (635,298)

    Restricted stock award                        20       19,980               -         (20,000)             -                   -
                                            --------   ----------    ------------      -----------     ----------      -------------

Balance, June 30, 2000                      $  4,276   $3,939,557    $(1,101,028)       $ (20,000)     $  34,401)      $   2,788,404
                                            ========   ==========    ============       ==========     ==========      =============

                                    The accompanying notes are an integral part of these consolidated financial statements

                                          NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            For the Year Ended June 30,
                                                                                  ------------------------------------------------
                                                                                           2000                     1999
                                                                                  -----------------------   ----------------------
Cash flows from operating activities:
       Interest received on loans and investments                                 $              938,453    $              95,343
       Interest paid                                                                            (438,658)                 (20,391)
       Other fees, commissions, and income received                                               16,918                   42,449
       Cash paid to suppliers, employees and others                                           (1,169,057)                (552,833)
       Contributions to charities                                                                 (3,730)                    (185)
       Loans originated for sale                                                              (3,246,235)              (1,863,592)
       Proceeds from sale of loans                                                             3,586,298                1,185,050
                                                                                  -----------------------   ----------------------

            Net cash used in operating activities                                               (316,011)              (1,114,159)
                                                                                  -----------------------   ----------------------

Cash flows from investing activities:
       Purchases of available-for-sale securities                                             (4,358,183)                (749,281)
       Proceeds from maturities of available-for-sale securities                                 844,968                     -
       Purchase of FHLB stock                                                                    (81,100)                 (16,400)
       Loan originations and principal payments on loans, net                                (11,794,077)              (4,940,802)
       Investment in subsidiary                                                                 (196,000)                     -
       Purchase of property and equipment                                                        (12,181)                (509,419)
                                                                                  -----------------------   ----------------------

            Net cash used in investing activities                                            (15,596,573)              (6,215,902)
                                                                                  -----------------------   ----------------------

Cash flows from financing activities:
       Net increase in non-interest bearing demand
         and savings deposit accounts                                                          3,591,832                4,365,700
       Net increase in time deposits                                                           8,322,688                1,779,250
       Net (decrease) increase in mortgage escrow funds                                           (6,630)                  23,941
       Proceeds from FHLB borrowings                                                           1,950,000                     -
       (Payment of) advances from organizers                                                        -                     (18,665)
       Proceeds from sale of common stock net of offering costs                                     -                   3,923,733
                                                                                  -----------------------   ----------------------

            Net cash provided by financing activities                                         13,857,890               10,073,959
                                                                                  -----------------------   ----------------------

Net (decrease) increase in cash and cash equivalents                                          (2,054,694)               2,743,898
Cash and cash equivalents at beginning of year                                                 2,743,898                     -
                                                                                  -----------------------   ----------------------
Cash and cash equivalents at end of year                                          $              689,204    $           2,743,898
                                                                                  =======================   ======================

Non-cash investing and financing activities:

Deferred organization costs expensed                                              $                 -       $               9,226
                                                                                  =======================   ======================

Undistributed equity loss in subsidiary                                           $              113,428    $                -
                                                                                  =======================   ======================

Common stock issued under restricted stock agreement                              $               20,000    $                -
                                                                                  =======================   ======================

                     The accompanying notes are an integral part of these consolidated financial statements

                                          NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                            For the Year Ended June 30,
                                                                                   -----------------------------------------------
                                                                                           2000                     1999
                                                                                   ----------------------   ----------------------
       RECONCILIATION OF NET INCOME TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES
            Net loss                                                               $            (603,397)    $           (493,672)
            Adjustments:
                  Depreciation                                                                    66,934                   22,732
                  Equity loss of subsidiary                                                      113,428                     -
                  Provision for loan losses                                                      125,250                   56,250
                  Accretion and (amortization) of premiums
                    and discounts, net                                                            (7,221)                      (5)
                  Loss on sale of loans                                                            -                        3,050
                  (Increase) decrease in:
                       Loans held for sale                                                       296,543                 (681,593)
                       Accrued interest receivable                                              (235,776)                 (59,527)
                       Prepaid income tax                                                           -                        -
                       Other assets                                                             (197,306)                  (4,411)
                  Increase (decrease) in:
                       Accrued interest payable                                                  105,847                   19,621
                       Other liabilities                                                          19,687                   23,396
                                                                                   ----------------------   ----------------------
                       Net cash used in operating activities                       $            (316,011)    $         (1,114,159)
                                                                                   ======================   ======================















The accompanying notes are an integral part of these consolidated financial statements

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

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

         Organization of the Business - The Company was incorporated under the laws of the State of Minnesota on January 22, 1998, for the purpose of becoming a bank holding company for a state chartered commercial bank. On October 9,1998, the Company commenced an initial public offering of its Common Stock at $10.00 per share. The Company accepted subscriptions to purchase an aggregate of 425,600 shares of its Common Stock. The proceeds from the stock subscriptions amounted to $3,923,733, net of selling expenses. The Bank's charter became effective January 25, 1999 and the Company invested $3,000,500 in the Bank's capital accounts.

         Nature of Business - The Company is a bank holding company whose subsidiary provides financial services. The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make secured and unsecured loans to business and professional concerns and mortgage loans secured by residential real estate and other consumer loans. At June 30, 2000, the Bank operated one retail banking office in Mankato, Minnesota. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

         While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

Note 1.  Summary of Significant Accounting Policies - (continued)

         Investment Securities - Investment securities available for sale are reported at fair market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related tax effect.

         Premiums and discounts on all investment securities are accreted (deducted) and amortized (added), respectively, to interest income on the straight-line and interest methods over the period to the maturity of the related security.

         The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Des Moines. Because no ready market exists for this stock, and it has no quoted market value, the Bank's investment in this stock is carried at cost.

         Effective July 1, 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The statement requires that all items required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

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

         Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-off, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using the level yield method.

         The allowance for loan losses was established by a charge to income based on management's evaluation of the known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         Uncollectible interest on loans contractually past due for three months is charged off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent cash payments are received or until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

         Loan origination fees and certain direct origination costs are capitalized with the net fee or cost recognized as an adjustment to interest income using the interest method.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

Note 1.  Summary of Significant Accounting Policies - (continued)

         Mortgage Loan-Servicing Rights - The Bank has established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the Bank, and the derecognition of financial assets and liabilities when control is extinguished. Liabilities and derivatives incurred or obtained in conjunction with the transfer of financial assets are measured at fair value, if practicable. Servicing assets and other retained interest in transferred assets are measured by allocating the carrying amount between the assets sold and the interest retained, based on their relative fair value. The Bank had servicing assets of $303 and $-0- June 30, 2000 and 1999, respectively.

         Premises and Equipment - Leasehold improvements, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from three to forty years.

         Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in judgment about the realizability of deferred tax assets, is included in income.

         The Company files consolidated income tax returns with the Bank and they have entered into a tax sharing agreement which provides that the Bank will pay to the Company, or receive a refund from the Company, as if the Bank portion of income tax liability or benefit was separately determined based on the Bank's taxable income or loss.

         Organizational Costs - The Company has elected early adoption of Statement of Position 98-5 ("Reporting on the Costs of Start-up Activities" issued April 3, 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants) and has expensed its cumulative organization and start-up costs. Costs deferred in the period ended June 30, 1998 of $9,226 were expensed in fiscal year ended June 30, 1999.

         Reclassifcations - Certain amounts in the financial statements for the prior year have been reclassified to conform to current financial statement presentation.

         Earnings Per Share - Basic earnings per share (EPS) is based on the weighted average outstanding common shares. Diluted EPS is based on the weighted average outstanding shares reduced by the effect of stock options and warrants. The stock subscriptions described in Organization of the Business were contingently issuable subject to the Bank charter approval which occurred January 25, 1999 and included in the denominator of EPS as of the date of the Company's Registration Statement, resulting in 425,600 and 307,831 weighted average shares outstanding as of June 30, 2000 and 1999, respectively.

         Diluted EPS is the same as basic EPS because the option and warrant shares were granted at a price greater than the current operating period market price and those shares are not "in the money".

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

Note 1.  Summary of Significant Accounting Policies - (continued)

         Nonvested restricted stock compensation is to be considered outstanding as of its issuance date for computing diluted EPS even though it is contingent upon future time-related vesting and is not included in basic EPS until the time-based vesting restriction has lapsed.

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

         The following methods and assumptions were used by the Company in estimating its fair value disclosures, presented in Note 13, for financial instruments:

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

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 2.  Debt and Equity Securities

         The amortized costs and approximate fair values of debt and equity securities are summarized as follows:

                                                                                   Gross              Gross
                                                              Amortized         Unrealized          Unrealized            Fair
                                                                Cost               Gains              Losses             Value
                                                            --------------     --------------     ---------------   ---------------
         June 30, 2000:

         Debt securities available for sale:
         U.S. Government and agency obligations           $     4,269,722   $        -          $       (57,335)    $    4,212,387
                                                          ================  =================   =================   ===============

         June 30, 1999:

         Debt securities available for sale:
         U.S. Government and agency obligations           $       749,286   $        -          $        (4,167)    $      745,119
                                                          ================  =================   =================   ===============

         There were no sales of securities during the year ended June 30, 2000.

         The amortized cost and estimated market value of debt securities at June 30, 2000, by contractual maturity, are shown below.

                                                                                     Available for Sale
                                                                            -------------------------------------
                                                                                 Amortized          Estimated
                                                                                   Cost             Fair Value
                                                                               --------------     ---------------
                      Due from one to five years                            $      3,319,782    $      3,279,684
                      Due from five to ten years                                     949,940             932,703
                                                                            -----------------   -----------------

                               Total                                        $      4,269,722    $      4,212,387
                                                                            =================   =================

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note 3.  Loans Receivable

         Loans receivable at June 30, consist of the following:

                                                                                  2000                  1999
                                                                            ------------------  ------------------
                      Commercial                                            $       2,913,782   $       1,843,707
                      Real Estate                                                   7,415,562           1,658,261
                      Consumer                                                      6,402,485           1,435,784
                                                                            ------------------  ------------------

                               Total loans receivable                              16,731,829           4,937,752
                      Add:
                               Deferred loan costs                                     29,799             -
                      Less:
                               Allowance for loan losses                             (181,500)            (56,250)
                               Deferred loan fees                                      (7,560)             -
                                                                            ------------------  ------------------

                                 Loans receivable,  net                     $      16,572,568   $       4,881,502
                                                                            ==================  ==================


         A summary of the activity in the allowance for loan losses is as follows:

                                                                                     2000                 1999
                                                                               ------------------  -------------------
                      Balance, beginning of period                             $          56,250   $         -
                      Provision for losses                                               125,250               56,250
                                                                               ------------------  -------------------

                      Balance, end of period                                   $         181,500   $           56,250
                                                                               ==================  ===================

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and their related interests. Related party loans are made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. Loan activity in these accounts for the year ended June 30, is as follows:

                                                                                     2000                 1999
                                                                               ------------------  -------------------
                      Beginning balance                                        $         957,542   $         -
                      New loans                                                        2,996,101            2,380,520
                      Participations sold                                             (1,772,748)            (985,000)
                      Less: Repayments                                                (1,245,394)            (437,978)
                                                                               ------------------  -------------------
                      Ending balance                                           $         935,501   $          957,542
                                                                               ==================  ===================

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 4.  Accrued Interest Receivable

         Accrued interest receivable at June 30, is summarized as follows:

                                                                                     2000                 1999
                                                                               ------------------  -------------------
                      Investment securities                                    $          64,286   $           12,191
                      Loans receivable                                                   231,017               47,336
                                                                               ------------------  -------------------

                        Total                                                  $         295,303   $           59,527
                                                                               ==================  ===================

Note 5.  Premises and Equipment

         Premises and equipment at June 30, consists of the following:

                                                                                     2000                 1999
                                                                               ------------------  -------------------
                      Leasehold improvements                                   $         205,144   $          200,035
                      Furniture and equipment                                            316,454              309,382
                                                                               ------------------  -------------------

                         Total                                                           521,598              509,417
                      Less accumulated depreciation                                      (89,666)             (22,732)
                                                                               ------------------  -------------------

                         Premises and equipment, net                           $         431,932   $          486,685
                                                                               ==================  ===================


                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6.  Deposits

       The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2,100,000 and $400,000 as of June 30, 2000 and 1999, respectively. Deposited amounts in excess of $100,000 are not insured by the Federal Deposit Insurance Company.

       At June 30, 2000, the scheduled maturities of time deposits are as follows:

                  2001                   $       9,600,627
                  2002                             452,000
                  2003                             389,701
                  2004                              84,500
                                            ------------------

                  Total                  $      10,526,828
                                            ==================

       Interest expense by category follows:
                                               For the Year Ended June 30,
                                        ---------------------------------------
                                                 2000                 1999
                                        ------------------  -------------------
            Demand deposits             $           7,625   $            1,430
            Savings deposits                      169,794               13,363
            Time deposits                         340,841               25,219
                                        ------------------  -------------------

               Total interest expense   $         518,260   $           40,012
                                        ==================  ===================

       Deposits by related parties were approximately $4,082,000 and $658,000 as of June 30, 2000 and 1999, respectively. In addition, as of June 30, 2000 approximately $3,200,000 of deposits were from one related party and his corresponding business.

Note 7. Other Borrowed Funds

       Borrowed funds consisted of advances from Federal Home Loan Bank (FHLB) in the amount of $1,950,000 as of June 30, 2000. The advances mature as follows:

       Date of Maturity                              Amount           Rate
                                                ---------------  ---------------
       September 18, 2000, fixed rate           $    300,000           6.33%
       October 18, 2000, fixed rate                  425,000           5.85%
       February 20, 2001, fixed rate                 475,000           7.15%
       June 25, 2001, fixed rate                     750,000           6.94%
                                                ---------------  ---------------
                                                $  1,950,000           6.85%
                                                ===============  ===============

       These borrowings are collateralized by the FHLB stock, first and second mortgage loans of approximately $1,900,000 and mortgage back securities of approximately $1,000,000.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8.  Income Taxes

         The Company incurred no current tax expense because of its operating loss and its deferred tax benefit was reduced by a valuation allowance to zero. A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

                                                                           For the Year Ended June 30,
                                                                            2000                   1999
                                                                      ------------------  -------------------

                          Pretax loss                           $        (603,397)        $        (493,672)
                                                                  ------------------     ---------------------
                          Income tax (benefit) computed at
                             federal statutory tax rate         $        (205,155)        $        (167,848)
                          Increase (decrease) resulting from:
                             Nondeductible expenses                         6,830                       718
                             State income tax benefit, net
                                 of federal tax benefit                   (42,494)                  (28,751)
                             Valuation allowance                          240,819                   195,881
                                                                      ------------------  ---------------------

                          Total tax benefit                     $            -             $           -
                                                                      ==================  =====================

         Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities that create deferred tax assets and liabilities are as follows:

                                                                                   June 30,             June 30,
                                                                                     2000                 1999
                                                                               ------------------  -------------------
                                       Deferred tax assets:
                      Net operating loss carryover                             $         316,000   $           86,052
                      Deferred organization expenses                                      70,709               90,867
                      Allowance for loan losses                                           72,600               22,500
                      Securities unrealized losses                                        22,934                1,667
                      Less valuation allowance                                          (436,700)            (197,465)
                                                                               ------------------  -------------------

                      Subtotal                                                            45,543                3,621
                                                                               ------------------  -------------------

                                       Deferred tax liabilities:
                      Deferred loan fees/costs, net                                        9,203             -
                      Depreciation and basis adjustment                                   13,406                1,954
                                                                               ------------------  -------------------

                      Subtotal                                                            22,609                1,954
                                                                               ------------------  -------------------
                                                     Net deferred tax assets   $          22,934   $            1,667
                                                                               ==================  ===================

         At June 30, 2000 the Company has a cumulative net operating loss carryover for tax purposes of approximately $800,000 subject to a 20 year limitation.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 9.  Stock Options

         In August 1998 the Company adopted the 1998 Equity Incentive Plan (the "Plan") and reserved 41,700 shares of common stock for issuance pursuant to the Plan to certain employees and directors of the Company and its subsidiary. In addition, the Company granted to its organizing directors options to purchase an aggregate 30,800 shares outside the Plan. These plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Service Code as well as nonqualified stock options (collectively stock options).

         In October 1999 the Company amended the Plan and reserved an additional 75,000 shares of its common stock for issuance. The options vest over a period ranging from immediate to 3 years and must be exercised within 10 years of grant date

         The following summarizes the stock option activity:

                                                          Shares Available      Options Shares       Weighted Avg.
                                                              for Grant           Outstanding        Exercise Price
                                                        ---------------------  ------------------  -------------------
         At June 30, 1998                                           -                   -                    -

            Organizers shares                                         30,800            -                    -

            1998 Plan Created                                         41,700            -                    -

            Granted                                                  (54,800)             54,800                10.00

            Exercised                                               -                   -                    -
                                                        ---------------------  ------------------  -------------------

         At June 30, 1999                                             17,700              54,800                10.00

            1998 Plan Amended                                         75,000            -                    -

            Granted                                                  (24,800)             24,800                10.50

            Exercised                                               -                   -                    -
                                                        ---------------------  ------------------  -------------------

         At June 30, 2000                                             67,900              79,600   $            10.16
                                                        =====================  ==================  ===================

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 9.  Stock Options - (continued)

         A summary of the status of the stock options as of and for the year ended June 30, 2000 is presented below:

                                                             Weighted Avg.
                                            Shares           Exercise Price
                                       ------------------  -------------------

        Granted                           79,600             $10.16
        Outstanding                       79,600             $10.16
        Exercisable                       44,800             $10.00


           Stock options      Weighted average       Weighed average contractual
              Issued            fair value           life of options outstanding
        ---------------------------------------   ------------------------------
              1999                 $4.33               8.7
              2000                 $3.06               9.4

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         The Company elected to follow APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized.

         Proforma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that statement. Proforma net income/(loss) and earnings/(loss) per share for fiscal year end 2000 follows:

                                              2000                 1999
                                       ------------------  ---------------------
            Net loss
                      As reported      $       (603,397)   $        (493,672)
                      Pro forma        $       (650,684)   $        (661,620)

            Earnings per common share and common
              share equivalent
                      As reported                 (1.42)               (1.60)
                      Pro forma                   (1.53)               (2.15)

         The above disclosed pro forma effects of applying SFAS No. 123 to compensation costs may not be representative of the effects on reported pro forma net income for future years.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9. Stock Options - (continued)


         The fair value for each option grant is estimated on the date of the grant using the Black Scholes Model. The model incorporates the following assumptions:
                                                        Options Issued
                                                 -------------------------------
                                                 Fiscal 2000         Fiscal 1999
                                                 -------------      ------------
                  Risk-free interest rate           5.129%              5.129%
                  Expected life                     5 Yrs.              5 Yrs.
                  Expected volatility               49.00%              26.00%
                  Expected dividends                None                None

Note 10. Employee Benefits

            In December 1999 the Bank adopted a salary reduction plan (Simple
            IRA) which covers substantially all full time employees. The cost to the Bank for this plan was approximately $3,100 for the year ended June 30, 2000.

            On December 22, 1999 the Company granted its Chief Executive Officer a restricted stock award of 2000 shares of the Company's common stock. The shares are subject to a vesting period ranging from three to to five years. The unearned compensation, measured by the quoted price of the stock on the award date ($10 per share), is shown as a separate reduction of stockholders' equity. The unearned compensation will be accounted for as expense over the vesting period.

Note 11.  Commitments

         At June 30, 2000, the Bank was obligated under operating leases for office space and equipment. Net rental expense under these operating leases, included in occupancy and other, was $85,846 and $33,945 for the for the year ended June 30, 2000 and 1999, respectively. The office space is leased from a lessor entity in which a Company stockholder has a significant interest. Minimum lease payments under the operating leases are as follows:

         For the Year                  Office             Equipment
            Ended                       lease               lease
        -------------              ------------------  -------------------

            2001                   $          77,907   $            7,956
            2002                              78,560                5,934
            2003                              79,212                2,934
            2004                              79,212                 -
            2005                              79,212                 -
     2006 and thereafter                     283,722                 -
                                   ------------------  -------------------
                 Total             $         677,825   $           16,824
                                   ==================  ===================
         The Bank has an option to renew the office lease for two additional five year terms. The Bank has an available line of credit available in the amount of $250,000 at a corresponding bank.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 12.  Stock Warrants

         On October 9, 1998 the Company entered into an agency agreement for services to sell the Company's common stock. The Agent was compensated, in part, with warrants to acquire 10,000 shares of the Company's stock at $12.00 per share at any time prior to October 9, 2003.


Note 13.  Financial Instruments With Off-Balance-Sheet Risk

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Bank had outstanding commitments for additional borrowings as follows:

                                                                                                    At June 30,
                                                                                    --------------------------------------------
                                                                                              2000                   1999
                                                                                    ---------------------  ---------------------
         Revolving, open-end lines secured by 1-4 family residential                $            610,000   $             80,000
         Commercial real estate, construction and land development                               256,000               -
         Other, agricultural real estate, unsecured , & check credit                           1,322,000                881,000
                                                                                    ---------------------  ---------------------
            Total outstanding commitments and additional borrowings                 $          2,188,000   $            961,000
                                                                                    =====================  =====================

         Commitments to extend credit which represent credit risk at variable and fixed rates were $256,000 and $1,932,000, at June 30, 2000, respectively.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitments amounts do not necessarily represent future cash requirements. The Bank examines each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

         Commitments to sell loans amounted to $385,050 at June 30, 2000.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13.  Financial Instruments With Off-Balance-Sheet Risk - (continued)

         The estimated fair values of the Company's financial instruments are as follows:

                                                             June 30, 2000                            June 30, 1999
                                                ----------------------------------------  ---------------------------------------
                                                     Carrying               Fair               Carrying              Fair
                                                      Amount               Value                Amount               Value
                                                -------------------  -------------------  -------------------  ------------------
            Financial assets:
                Cash and cash equivalents        $         689,204    $         689,204   $        2,743,898   $       2,743,898
                Available for sale securities            4,212,387            4,212,387              745,199             745,119
                FHLB stock                                  97,500               97,500               16,400              16,400
                Loans receivable                        16,754,067           16,702,710            4,881,502           4,881,502
                Loans held for sale                        385,050              385,050              681,593             681,593
                Accrued interest receivable                295,303              295,303               59,527              59,527

            Financial liabilities:
                Deposits                                18,193,931           18,190,858            6,164,570           6,164,570
                Advance payments by borrowers               17,311               17,311               23,941              23,941
                Other Borrowings                         1,950,000            1,948,809                    -                   -

            The market rates on loans and deposits at June 30, 1999 did not change materially from their contractual rates resulting in fair value being equal to the carrying amount.

Note 14.  Significant Concentration of Credit Risk

            A significant portion of the Bank's loans receivable are to borrowers located in Mankato, Minnesota, and the surrounding counties. This geographic concentration amounted to approximately 70% of the total loans receivable balance for the years ended June 30, 2000.

            The Bank maintains its cash in bank deposit accounts which at time, may exceed federal deposit insurance limits. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Note 15.  Stockholders' Equity and Regulatory Matters

            The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table below) of total and Tier 1 capital (as defined in the regulation), to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all of capital adequacy requirements to which it is subject.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 15.  Stockholders Equity and Regulatory Matters - (continued)

         As of June 30, 2000 and 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Bank's actual capital amounts, and ratios are also presented in the table below (in thousands):

                                                                                                         To Be Well Capitalized
                                                                               For Capital              Under Prompt Corrective
                                                 Actual                     Adequacy Purposes               Action Provision
                                       ----------------------------  -----------------------------   -------------------------------
                                            Amount        Percent         Amount         Percent          Amount           Percent
                                       -----------------  ---------  -----------------   ---------   ------------------   --------
      As of June 30, 2000
         Total Capital
          (to Risk Weighted Assets)     $         2,717    15.3%      $         1,423      8.0%      $           1,779        10.0%
         Tier 1 Capital
          (to Risk Weighted Assets)     $         2,535    14.2%      $           712      4.0%      $           1,068         6.0%
         Tier 1 Capital
          (to Average Assets)           $         2,535    12.3%      $           823      4.0%      $           1,028         5.0%

      As of June 30, 1999
         Total Capital
          (to Risk Weighted Assets)     $         2,785    44.2%      $           504      8.0%      $             630        10.0%
         Tier 1 Capital
          (to Risk Weighted Assets)     $         2,729    43.3%      $           252      4.0%      $             378         6.0%
         Tier 1 Capital
          (to Average Assets)           $         2,729    36.5%      $           299      4.0%      $             374         5.0%

         The Bank may not declare or pay cash dividends to the Company if the effect would be to reduce capital below applicable regulatory requirements or if such declaration and payment would otherwise violate regulatory requirements.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 16.  Effects of New Financial Accounting Standards

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the fiscal year beginning July 1, 2000 and management believes adoption will not have a material effect.

Note 17:  Joint Venture

         In July 1999, the Company acquired a 49 percent joint venture interest in Homeland Mortgage Company, LLC (Homeland Mortgage), a limited liability company, in exchange for a total cash consideration of $196,000. The investment in Homeland Mortgage is being accounted for using the equity method. Homeland Mortgage's primary business is originating residential real estate loans that are secured by first and second mortgages and sold into the secondary mortgage market and mortgage loan servicing.


      Condensed financial information of Homeland Mortgage is as follows:

       Balance Sheet                                  June 30, 2000
                                                 ---------------------

       Cash and cash equivalents                 $            99,220
       Other current assets                                   34,837
       Property and equipment, net                            33,900
       Other                                                   3,500
                                                 ---------------------
        Total assets                             $           136,620
                                                 =====================

       Current liabilities                       $             2,943

       Equity                                                168,514
                                                 ---------------------
        Total liabilities and equity             $           171,457
                                                 =====================

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 17:  Joint Venture - (continued)

                                                           For the
                                                         Year Ended
                                                          June 30,
              Income Statement                              2000
                                                      -----------------

              Income
                Interest                              $          8,538
                Gain on sale of loans                           41,781
                Fees and service charges                       140,977
                                                      -----------------
                  Total income                                 191,296

               Expenses
                 Operating                                     416,675
                 Interest                                        6,107
                                                      -----------------
                                                               422,782
                                                      -----------------

                 Net loss                              $      (231,486)
                                                      =================

         The Company's 49% investment in Homeland is included in other assets on the consolidated statement of condition in the amount of $82,572 as of June 30, 2000 and its 49% share of the net loss is included with non-interest expenses in the consolidated statement of operations as subsidiary loss.

Note 18:  Merger Expense

         On September 30, 1999 the Company and First Federal Holding Company of Morris, Inc. "Morris" entered into an agreement for the merger of Morris with and into the Company. The merger was not consummated because regulatory approval was denied and all expenses incurred that pertain to the merger attempt are included in non-interest expenses as merger expenditures.

Note 19: Secondary Stock Offering Initiated

         The Company expects to file a post-effective Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of up to 300,000 shares of its common stock. The shares will be offered and sold to the public on a best efforts basis by its sales agent and they must sell a minimum of 50,000 shares in order to sell any shares.

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20.  Parent Only Condensed Financial Information

      This information should be read in conjunction with the other Notes to Consolidated Financial Statements. On January 25, 1999 the Company issued $4.3 million of common stock and contributed $3,000,500 of the net proceeds to the Bank as equity capital.

                      STATEMENT OF FINANCIAL CONDITION

                                                                                           June 30,
                                                                             --------------------------------------
      ASSETS                                                                       2000                 1999
                                                                             ------------------  ------------------

      Cash (1)                                                               $          72,768   $         704,700
      Investment in Bank subsidiary                                                  2,500,446           2,726,471
      Prepaid assets                                                                   161,625            -
      Investment in Homeland Mortgage                                                   82,572            -
                                                                               ----------------    ----------------
                 Total                                                       $       2,817,411   $       3,431,171
                                                                               ================    ================

      LIABILITIES AND SHAREHOLDERS EQUITY

      Other liabilities                                                      $          29,007   $           7,469
      Shareholders' equity                                                           2,788,404           3,423,702
                                                                               ----------------    ----------------

                 Total                                                       $       2,817,411   $       3,431,171
                                                                               ================    ================

      (1) The parent company cash is deposited in the Bank and eliminated on the consolidated statement of financial condition.

               STATEMENT OF INCOME

                                                                                  For the Year Ended June 30,
                                                                             --------------------------------------
      Interest from:                                                               2000                1999
                                                                             ------------------  ------------------
      Deposits in subsidiary                                                 $          15,052   $           7,565
      Nonaffiliated bank                                                              -                      5,191
                                                                               ----------------    ----------------
                 Total income                                                           15,052              12,756

      Expenses:
      Non-interest expenses                                                            310,897             234,899
      Undistributed equity loss in subsidiary                                          113,428            -
      Income tax (refund) expense                                                     -                   -
                                                                               ----------------    ----------------
                 Total expenses                                                        424,325             234,899
                                                                               ----------------    ----------------

                  NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20.  Parent Only Condensed Financial Information - (continued)

      Loss before equity in undistributed net loss of
      Bank subsidiary                                                                (409,273)           (222,143)

      Equity reduction from undistributed net
      comprehensive loss of Bank subsidiary                                          (226,025)           (274,029)
                                                                               ----------------    ----------------

      Net comprehensive loss                                                 $       (635,298)   $       (496,172)
                                                                               ================    ================

                   STATEMENT OF CASH FLOWS

                                                                      For the Year Ended June 30,
                                                               ------------------------------------------
                                                                      2000                   1999
                                                               -------------------     ------------------

      Net loss                                                 $        (635,298)       $      (496,172)
      Adjustments:
          Loss on equity investment                                       113,428                -
          Bank operating loss                                             226,025                274,029
          Decrease (Increase) in other assets                           (161,625)                  5,580
          Increase in other liabilities                                    21,538                  7,469
                                                                  ----------------         --------------

      Net cash (used in) operations                                     (435,932)              (209,094)
                                                                  ----------------         --------------

      Cash flows from investing activities:
         Investment in Bank subsidiary                                   -                   (3,000,500)
         Investment in mortgage company                                 (196,000)                -
                                                                  ----------------         --------------

      Net cash (used in) investing activities                           (196,000)            (3,000,500)
                                                                  ----------------         --------------

      Cash flows from financing activities:
          Proceeds from sale of common stock                             -                     4,256,000
          Payments for stock issuance costs                              -                     (332,267)
          Decrease in prepaid organizational costs                       -                          9226
          (Refunds to) Advances from organizers                          -                      (18,665)
                                                                  ----------------         --------------

      Net cash provided by financing activities                          -                     3,914,294
                                                                  ----------------         --------------

      (Decrease) increase in cash and cash equivalents                  (631,932)                704,700

      Cash and cash equivalents
          Beginning of year                                               704,700                -
                                                                  ----------------         --------------

          End of year                                          $           72,768       $        704,700
                                                                  ================         ==============


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


         The information required by Item 9 relating to directors, family relationships and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section labeled "Shareholdings of Principal Shareholders and Management," which appears in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 2000 fiscal year:

                     (i) Current Report on Form 8-K dated June 28, 2000 announcing the termination of the Company's proposed merger with First Federal Holding Company of Morris, Inc.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NORTHERN STAR FINANCIAL, INC.


Dated:  September 25, 2000   By:  /s
                                  ----------------------------------------------
                                   Thomas P. Stienessen, Chief Executive Officer

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

Signature and Title                                             Date

  /s                                                          September 25, 2000
--------------------------------------------------------
Thomas P. Stienessen, President, Chief Executive
Officer and Director
(Principal Executive Officer)

  /s                                                          September 25, 2000
--------------------------------------------------------
Frank L. Gazzola, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

  /s                                                          September 25, 2000
--------------------------------------------------------
Robert H. Dittrich, Director

  /s                                                          September 25, 2000
--------------------------------------------------------
Dean M. Doyscher, Director

  /s                                                          September 25, 2000
--------------------------------------------------------
Steven A. Loehr, Director

  /s                                                          September 25, 2000
--------------------------------------------------------
Michael P. Reynolds, Director

  /s                                                          September 25, 2000
--------------------------------------------------------
Thomas J. Reynolds, Director

                          NORTHERN STAR FINANCIAL, INC.

                          EXHIBIT INDEX TO FORM 10-KSB

Exhibit
Number   Description

1.1 Underwriting Agreement dated September 9, 2000 between Registrant and Berthel Fisher & Company Financial Services, Inc. (Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form SB-2 Reg. No. 333-94189)*

3.1 Amended and Restated Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*

3.2 By-Laws, as amended to date. (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form SB-2, Reg. No. 333-61655)*

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

23       Consent of Bertram Cooper & Co., LLP

24       Power of Attorney from Certain Directors (See Signature Page)

27       Financial Data Schedule (filed in electronic format only)

------------------------------
* Incorporated by reference - Commission File No. 000-25231 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

                                                                      EXHIBIT 23


                        INDEPENDENT ACCOUNTANTS' CONSENT




The Board of Directors and Stockholders
Northern Star Financial, Inc.
Mankato, MN  56001

We consent to the use of our report dated August 10, 2000, relating to the consolidated statements of financial condition of Northern Star Financial, Inc. and Subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of operation, stockholders' equity, and cash flows for the years then ended, which report appears in the June 30, 2000 annual report on Form 10-KSB of Northern Star Financial, Inc.


/s/ Bertram Cooper & Co., LLP

Bertram Cooper & Co., LLP
Waseca, Minnesota
September 25, 2000