Form 10QSB
period 2000-09-30
NORTHERN STAR FINANCIAL INC
filed 2000-11-14
CIK 1068179

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

   (X) QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                  Class: Common Stock, par value $.01 per share
                Outstanding shares at September 30, 2000: 427,600

                          Northern Star Financial, Inc
                              Index to Form 10-QSB
                               September 30, 2000


PART I.  FINANCIAL INFORMATION

         Item 1.  Summary Financial Data                                       3

                  Consolidated Statements of Financial Condition at
                  September 30, 2000 (unaudited) and
                  June 30, 2000 (audited)                                      4

                  Unaudited Consolidated Statements of Operations for the
                  three months ended September 30, 2000 and 1999               5

                  Unaudited Consolidated Statement of Cash Flows for the
                  three months ended September 30, 2000 and 1999           6 - 7

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                   8 - 9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10 - 18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                          19

         Item 2.  Changes in Securities                                       19

         Item 3.  Default upon Senior Securities                              19

         Item 4.  Submission of Matters to a Vote of Security Holders         19

         Item 5.  Other Information                                           19

         Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                                    19

                 Northern Star Financial Summary Financial Data

The following table summarizes certain historical financial data of Northern Star Financial and its subsidiary on a consolidated basis as of and for the three months ended September 30, 2000 and 1999. You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

                                                          For The Three Months
                                                           Ended September 30,
                                                 --------------------------------------
                                                         2000                1999
                                                 ------------------   -----------------
                                                     (unaudited)         (unaudited)
Statement of Income Data:
Interest income                                  $         542,518    $        181,235
Interest expense                                           329,935              56,076
                                                 ------------------   -----------------
Net interest income                                        212,583             125,159
Provision for loan losses                                   20,350              33,750
Other non-interest income                                   29,519              14,103
Non-interest expense                                       267,605             278,661
                                                 ------------------   -----------------
Income (loss) before income tax expense                   (45,852)           (173,149)
Income tax expense (benefit)                                     -                   -
                                                 ------------------   -----------------

Net income (loss)                                $        (45,852)    $      (173,149)
                                                 ==================   =================
Balance Sheet Data:
Assets                                           $      28,259,589    $     11,003,196
Allowance for loan losses                                  201,850              90,000
Deposits                                                22,743,982           7,678,226
Shockholders' equity                                     2,765,210           3,246,710

Per Share Data:
Net income (loss) - basic                        $          (0.11)    $         (0.41)
Net income (loss) - diluted                      $          (0.11)    $         (0.41)
Book value                                       $           6.47     $           7.63

Other Data:
Average shares outstanding - basic                         427,600             425,600
Average shares outstanding - diluted                       427,600             425,600

Financial Ratios:
Equity to assets                                             10.69 %             33.41 %
Return on average assets                                    (0.18) %            (1.71) %
Return on average stockholders' equity                      (1.65) %            (5.11) %
Net interest margin                                           3.47 %              5.23 %
Tier 1 leverage ratio                                         9.90 %             26.38 %
Tier 1 capital to risk-weighted assets                       12.09 %             32.65 %
Total capital to risk-weighted assets                        13.05 %             33.77 %

Asset Quality Ratios:
Nonperforming assets to total assets                          0.03 %              N/A
Nonperforming assets to total loans and
  and other real estated owned                                0.04 %              N/A
Allowance for loan losses to total loans                      1.00 %              1.21 %

                                   Northern Star Financial, Inc. and Subsidiary
                                  Consolidated Statements of Financial Condition



                                                                       September 30, 2000            June 30, 2000
                                                                          (Unaudited)                  (Audited)
                                                                    -------------------------    -----------------------
                              ASSETS

Cash and cash equivalents:
    Cash and due from banks                                                    $     360,846               $    385,098
    Federal funds sold                                                             2,332,978                    304,106
                                                                    -------------------------    -----------------------
        Total cash and cash equivalents                                            2,693,824                    689,204

Securities available for sale at fair value                                        4,251,165                  4,212,387
FHLB stock, at cost                                                                  135,000                     97,500
Loans held for sale                                                                  118,450                    385,050
Loans receivable, net of allowance for loan and
       lease losses of $201,850 and $181,500                                      20,095,400                 16,572,568
Accrued interest receivable                                                          333,919                    295,303
Property and equipment, net of depreciation                                          415,934                    431,932
Other assets                                                                         215,897                    299,790
                                                                    -------------------------    -----------------------
        Total Assets                                                          $   28,259,589              $  22,983,734
                                                                    =========================    =======================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilites:
Demand deposits                                                               $    2,260,323              $   1,880,209
Savings deposits                                                                   5,238,884                  5,786,894
Time deposits                                                                     15,244,775                 10,526,828
                                                                    -------------------------    -----------------------
    Total deposits                                                                22,743,982                 18,193,931
Advances from FHLB                                                                 2,700,000                  1,950,000
Advances from borrowers for taxes and insurance                                       21,367                     17,311
Other liabilities                                                                     29,030                     34,088
                                                                    -------------------------    -----------------------
    Total Liabilities                                                             25,494,379                 20,195,330
                                                                    -------------------------    -----------------------

Shareholders Equity:
Common Stock, $.01 par value, 15,000,000 shares
 authorized; 427,600 shares issued                                                     4,276                      4,276
Undesignated stock, par value $.01 per share; 5,000,000
 shares authorized, no shares issued                                                       -                          -
Paid in capital                                                                    3,939,557                  3,939,557
Accumulated deficit                                                              (1,146,881)                (1,101,028)
Unearned stock compensation                                                         (18,997)                   (20,000)
Accumulated comprehensive (loss)                                                    (12,745)                   (34,401)
                                                                    -------------------------    -----------------------
       Total Shareholders' Equity                                                  2,765,210                  2,788,404
                                                                    -------------------------    -----------------------
       Total Liabilites and Shareholders Equity                               $   28,259,589              $  22,983,734
                                                                    =========================    =======================


                                  See Notes to Consolidated Financial Statements

                                  Northern Star Financial, Inc. and Subsidiary
                                 Unaudited Consolidated Statements of Operations

                                                                         For the Three Months
                                                                          Ended September 30,
                                                                 ------------------------------------
                                                                        2000               1999
                                                                 -----------------  -----------------
Interest income
     Loans receivable                                            $        439,625   $        142,631
     Securities available for sale                                         77,487             21,757
     Due from banks                                                            13                  -
     Federal funds sold                                                    25,392             16,847
                                                                 -----------------  -----------------
         Total interest income                                            542,517            181,235

Interest expense
     Deposits                                                             284,135             56,076
     Borrowed funds                                                        45,800                  -
                                                                 -----------------  -----------------
         Total interest expense                                           329,935             56,076

     Net interest income                                                  212,583            125,159
     Provision for loan losses                                             20,350             33,750
                                                                 -----------------  -----------------

         Net interest income after
         provision for loan loss                                          192,233             91,409
                                                                 -----------------  -----------------


Noninterest income:
     Other fees and service charges                                        19,423              9,001
     Gain/(loss) on sale of loans                                          10,096              5,101
                                                                 -----------------  -----------------
         Total noninterest income                                          29,519             14,103
                                                                 -----------------  -----------------

Noninterest expense
     Compensation and employee benefits                                   108,053            100,780
     Board fees                                                            19,500             20,000
     Occupancy                                                             19,153             23,183
     Legal and accounting                                                  22,253             22,610
     Printing & supplies                                                    6,659              6,660
     Property and equipment depreciation                                   16,854             14,044
     Data processing                                                       17,552             11,683
     Other                                                                 42,360             33,206
                                                                 -----------------  -----------------
         Total noninterest expense                                        252,385            232,167
                                                                 -----------------  -----------------

Loss Before income Tax Benefit and Discontinued Operations               (30,633)          (126,655)
     Income Tax Benefit                                                         -                  -
                                                                 -----------------  -----------------

Loss from Continuing Operations                                          (30,633)          (126,655)
     Loss from Discontinued Operations                                   (15,220)           (46,494)
                                                                 -----------------  -----------------

Net Loss                                                         $       (45,853)   $      (173,149)
                                                                 =================  =================

Net Loss per Common Share
     Basic from Continuing Operations                            $         (0.07)   $         (0.30)
     Basic from Discontinued Operations                                    (0.04)             (0.11)
                                                                 -----------------  -----------------

     Basic (loss) per share  of common stock                     $         (0.11)   $         (0.41)
                                                                 =================  =================

                                  See Notes to Consolidated Financial Statements

                                   Northern Star Financial, Inc and Subsidiary
                                 Unaudited Consolidated Statements of Cash Flows


                                                                         For the Three Months
                                                                          Ended September 30,
                                                               ----------------------------------
                                                                      2000              1999
                                                               -----------------  ---------------

Cash flows from operating activities:
     Interest received on loans and investments                $       501,216   $      122,216
     Interest paid                                                    (111,573)         (57,011)
     Other fees, commissions, and income received                       15,174            9,001
     Cash paid to suppliers, employees and others                     (252,500)        (172,855)
     Contributions to charities                                           (200)            (100)
     Loans originated for sale                                        (839,066)      (1,097,675)
     Proceeds from sale of loans                                     1,115,762        1,258,369
                                                               -----------------  ---------------

        Net cash provided by (used in) operating activities            428,813           61,945
                                                               -----------------  ---------------


Cash flows from investing activities:
     Purchases of available-for-sale securities                               -     (1,139,529)
     Proceeds from maturities of available-for-sale                           -        150,000
     Purchases of FHLB stock                                           (37,500)               -
     Investment in joint venture                                        67,352        (196,000)
     Loan originations and principal payments on loans, net         (3,538,934)     (1,913,473)
     Purchase of property and equipment                                   (856)         (5,109)
                                                              -----------------  ---------------
          Net cash used in investing activities                     (3,509,938)     (3,104,111)

Cash flows from financing activities:
     Net increase (decrease) in non-interest bearing demand
      and savings deposit accounts                                    (168,977)        918,584
     Net (decrease) increase in time deposits                        4,500,666         596,009
     Net (decrease) increase in mortgage escrow funds                    4,056         (13,423)
     Proceeds from FHLB advances                                     1,050,000                -
     Repayment of FHLB advances                                       (300,000)               -
                                                              -----------------  ---------------

          Net cash provided by financing activities                  5,085,745       1,501,170
                                                              -----------------  ---------------

Net increase (decrease) in cash and cash equivalents                 2,004,620      (1,540,996)

Cash and cash equivalents beginning                                    689,204       2,743,898
                                                              -----------------   ---------------
Cash and cash equivalents ending                               $     2,693,824    $  1,202,902
                                                              =================  ===============

                                  See Notes to Consolidated Financial Statements

                             Northern Star Financial, Inc and Subsidiary
                    Unaudited Consolidated Statements of Cash Flows (Continued)


                                                                    For the Three Months
                                                                    Ended Septemer 30,
                                                        -----------------------------------
                                                               2000               1999
                                                        -----------------   ---------------
RECONCILATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
       Net loss                                         $       (45,852)    $    (173,149)
       Adjustments:
           Depreciation                                          16,854            16,565
           Joint venture loss                                         -            40,587
           Loss on disposition of joint venture                  15,220                 -
           Provision for loan losses                             20,350            33,750
           Premiums accretion on investments                     (2,685)             (118)
           Discount amortization on investments                       -               671
           Deferred loan fees/cost, net                          (4,249)                -
           Earned stock compensation                              1,003                 -
           (Increase) decrease in:
                Loans held for sale                             266,600           155,593
                Accrued interest receivable                     (38,616)          (59,572)
                Prepaid income tax                                     -                 -
                Other assets                                      1,321             4,207
           Increase (decrease) in:
                Accrued interest payable                        218,362              (935)
                Other liabilities                               (19,495)           44,346
                                                        -----------------   ---------------
                Net cash provided by operating
                activities                              $       428,813    $       61,945
                                                        =================   ===============


                                  See Notes to Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)


Note 1: PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three month periods ended September 30, 2000 and 1999, include the accounts of Northern Star Financial, Inc. (the "Company"), and its wholly owned subsidiary Northern Star Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2: BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 2000 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in its annual report to shareholders for the year ended June 30, 2000.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three month period ended September 30, 2000 and 1999, are not necessarily indicative of the results that my be expected for the entire fiscal year or any other interim period.

Note 3: EARNINGS PER SHARE

         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three month periods ended September 30, 2000 and 1999 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 427,600 and 425,600 respectively. There were 79,600 common stock shares from stock options that were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Note 4: NEW FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 140 was issued September 29, 2000 as a replacement to SFAS No. 125 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". Statement 140 is effective for transfers after March 31, 2001. It is effective for disclosures about security actions and collateral, and for recognition and reclassification of collateral for fiscal year ending June 30, 2001. Adoption will not have a material effect on the Company's financial statements.

Note 5:   COMPREHENSIVE (LOSS)

                                                                     Three Months Ended
                                                                        September 30,
                                                              -------------------------------------
                                                              2000                    1999
                                                              ----                    ----
         Accumulated comprehensive (loss)
         is composed of the following:
         Unrealized Gains (Losses) on Securities
                 Beginning Balance                            $  (34,401)             $   (2,500)
                 Current-period change net of tax                 21,656                  (3,843)
                                                              ------------            -------------
                  Ending Balance                              $  (12,745)             $   (6,343)
                                                              ------------            -------------

         Comprehensive (Loss) consists of the following:
                  Net loss                                    $  (45,852)             $(173,149)
                  Other comprehensive (loss) income               21,656                 (3,843)
                                                              ------------            -------------
                  Comprehensive (Loss)                        $  (24,196)             $(176,992)
                                                              ===========             =============

Note 6: JOINT VENTURE/DISCONTINUED OPERATIONS

         In July 1999, the Company acquired a 49 percent joint venture interest in Homeland Mortgage Company, LLC (Homeland Mortgage), a limited liability company, in exchange for a total cash consideration of $196,000. The investment in Homeland Mortgage was accounted for using the equity method. Homeland Mortgage's primary business is originating residential real estate loans that are secured by first and second mortgages and sold into the secondary mortgage market. During the quarter ended September 30, 2000, the board of directors voted to sell the Company's 49 percent joint venture interest for $67,352. The Company did not retain any interest in the assets or liabilities of Homeland Mortgage. The Company remains contingently liable for the lease of office real estate, which expires July 1, 2002. The property has been sub-let and management does not expect a default on the part of the tenant occupying the property.

Note 7: SECONDARY STOCK OFFERING INITIATED

         The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of a minimum 50,000 shares and a maximum of 300,000 shares of its common stock at $10.50 per share. The Registration Statement and Prospectus were declared effective on September 18, 2000 and upon the sale of the minimum and maximum number of shares will result in net proceeds of approximately $488,250 and $2,929,500, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

FINANCIAL CONDITION

Assets

         Total assets of Northern Star Financial, Inc. at September 30, 2000 were $28.26 million compared to $22.98 million at June 30, 2000, an increase of $5.28 million over the prior quarter. Net loans increased $3.25 million during the first three months ended September 30, 2000. Real estate loans increased $242.8 thousand to $8.09 million at September 30, 2000, and business and consumer loans increased $2.99 million to $ 12.26 million. Loans held for sale decreased $267 thousand for the quarter. Investment securities increased $39.0 thousand, from $4.21 million at June 30, 2000 to $4.25 million at September 30, 2000. Federal Funds sold increased $2.03 million to $2.33 million at September 30, 2000. Higher levels of liquidity in the form of Federal funds sold were accumulated during the period in anticipation of funding a growing inventory of loans in process.

Liabilities

     Total liabilities at September 30, 2000 were $25.49 million compared to $20.20 million at June 30, 2000, a $5.29 million increase. Deposits at June 30, 2000 were $18.19 million compared to $22.74 million at September 30, 2000, an increase of 25% or $4.55 million. During the first three months of fiscal year 2001, non-interest-bearing deposits increased $179.0 thousand to $1.67 million, while interest bearing deposits increased $4.25 million to $20.84 million. Long term-borrowings increased $750.0 thousand to $2.70 million at September 30, 2000 compared to $1.95 million at June 30, 2000.

Non-performing Assets

         Non-performing assets of Northern Star Financial, Inc. consist of non-accrual loans. The Company reported no non-performing loans on June 30, 2000. On September 30, 2000, non-accrual loans totaled $7.37 thousand. The effect of non-accrual loans was not significant to the results of operations.

The Company includes all loans considered impaired under FASB Statement No. 114 as non-accrual loans. The amount of impaired loans was not material at September 30, 2000.

RESULTS OF OPERATIONS

     As a result of the Company's decision to suspend operations of Homeland Mortgage, LLC., results of operations are presented on the basis of continuing and discontinued operations in accordance with generally accepted accounting principles. Historical presentation of continuing operations reflects the Company's results of operations as if the disposition of Homeland Mortgage had occurred for all periods presented. Discontinued operations represents Homeland Mortgage's operating losses for the period presented.

Continuing Operations

     For the first quarter of the fiscal year ending June 30, 2001, the Company's net loss from continuing operations was $30.63 thousand compared to $126.66 thousand for the same period of the fiscal year ended June 30, 2000, a 76% decrease. The Basic Loss per share from continuing operations in the first quarter decreased 77% to $(0.07) in fiscal year 2001 from $(0.30) in the first quarter of fiscal year 2000. The improvement in net earnings was attributable to continued improvement in the performance of Northern Star Bank where increases in net interest income and non-interest income resulted in the Bank reporting its first quarterly profit of $12.71 thousand for the quarter ended September 30, 2000.

Discontinued Operations

     Losses from discontinued operations for the three months ended September 30, 1999 and 2000 were $46.49 thousand and $15.22 thousand, net of income taxes, respectively.

     The Basic Loss per share from discontinued operations for the three months ended September 30, 1999 and 2000 were $(0.11) and $(0.04), net of income taxes, respectively.

Net Interest Income

     Net interest income during the first three months ended September 30, 2000 increased $87.42 thousand to $212.58 thousand, up 70% from $125.16 thousand for the same period ended September 30, 1999. Interest income on loans increased 208% to $439.60 thousand in the quarter ended September 30, 1999, an increase of $297.0 thousand over the comparable period ended September 30, 1999. During the first quarter of fiscal year 2001, income on investment securities increased $55.73 thousand or 256% to $77.49 thousand compared to the first quarter of fiscal year 2000. Interest expense on deposits increased 407% from $56.08 thousand in the first three months of fiscal year 2000 to $284.14 thousand in fiscal year 2001. For the three months ended September 30, 2000, interest income on Federal funds sold increased $8.545 thousand and interest expense on long-term borrowings increased $45.8 thousand over the comparable period in fiscal year 2000, respectively. The net interest margin was 3.47% in the first quarter of fiscal year 2001 compared to 3.86% in the first quarter of fiscal year 2000.

Provision for Loan Losses

     The provision for loan losses during the first three months of fiscal year 2001 was $20.35 thousand, down $13.40 thousand or 40% from the comparable period in fiscal year 2000. The decrease in the loan loss provision in the first quarter of fiscal year 2001 was attributable partially to decreases in the rate of growth of the loan portfolio during the period as compared to the same period in fiscal year 2000.

Non-Interest Income

     For the first quarter of fiscal year ending June 30, 2001, non-interest income was $29.52 thousand, an increase of $15.416 thousand, or 109%, compared to the first quarter of fiscal year ended June 30, 2000. This increase was attributable to a $10.42 thousand increase in loan service fees and charges on deposit accounts and a $5.0 thousand increase in gains on the sale of mortgage loans.

Non-Interest Expense

     Non-interest expense during the first quarter of fiscal year 2001 increased $20.22 thousand, or 8.7%, to $252.39 thousand compared with $232.17 thousand in the comparable quarter of fiscal year 2000. This increase was attributable primarily to a 7.20% increase in salaries and employee benefits and a 9.90% increase in other operating expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Interest Sensitivity

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     At September 30, 2000, the Company had $2.81 million in unused loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, the Company holds $4.25 million in investment securities. The entire investment securities portfolio is classified as available for sale. The entire investment securities portfolio of $4.2 million will mature between one and seven years.

Capital Resources

         Total shareholders' equity amounted to $2.77 million at September 30, 2000 compared to $2.79 million at June 30, 2000. As of September 30, 2000, the

Company 's leverage ratio was 9.90%, with a tier 1 risk-based capital ratio of 12.09% and a total risk-based capital ratio of 13.05%. Each of these ratios is above the level required in order to be classified as "well capitalized" for regulatory purposes.

INCOME TAXES

         The effective income tax rate for the Company and the Bank was 0% for the three-month period ending September 30, 2000 because the expected future tax benefit of the net operating loss amounting to approximately $18.34 thousand is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

PUBLIC OFFERING OF COMMON STOCK

         We have entered into an agreement with Berthel Fisher & Company Financial Services, Inc. who agreed to sell, on a "best efforts basis," a minimum of 50,000 shares and a maximum of 300,000 shares of the Company's common stock at $10.50 per share to the public. We intend to use the proceeds from the offering as working capital to provide our bank with additional capital to make loans and grow its business.

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

         On August 25, 1999, the Federal Reserve Board initiated a policy of increasing interest rates in an effort to reduce the rate of inflation in the economy. The action of the Federal Reserve Board resulted in a slow down in activity associated with the purchase and refinancing of residential properties thereby affecting the ability of Homeland to generate new loans and the related income. For the year ended June 30, 2000, we have incurred a loss from our investment in Homeland of $113,428. On September 1, 2000, we sold our minority interest in Homeland to First Federal Savings Bank for approximately $68,000.

AVERAGE BALANCES, YIELDS AND RATES

         The following table sets forth, for the three months ended September 30, 2000 and 1999, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

                                                   For the Three Months Ended                    For the  Three Months Ended
                                                       September 30, 2000                             September 30, 1999
                                         -------------------------------------------   -------------------------------------------
                                                                           Average                                       Average
                                              Average                     Yield or          Average                     Yield or
                                              Balance       Interest        Rates           Balance         Interest      Rates
                                         ---------------- ------------    ----------   ----------------- -------------- ----------
Assets
   Loans receivable                      $    18,579,152  $   439,625         9.46%    $      6,532,908  $     142,631      8.73%
   Investment securities                       4,350,593       77,501         7.13%           1,317,948         21,757      6.60%
   Federal funds sold                          1,605,906       25,392         6.32%           1,384,934         16,847      4.86%
                                         ---------------- ------------    ----------   ----------------- -------------- ----------
      Total interest-earning assets           24,535,651      542,518         8.84%           9,235,790        181,235      7.85%
   Non-interest-earning assets                 1,427,310                                        911,010
                                         ----------------                              -----------------
      Total assets                       $    25,962,961                               $     10,146,800
                                         ================                              =================
Liabilities and Stockholders' Equity
   Interest Bearing Deposits             $    18,971,852      284,135         5.99%    $      5,656,876         60,950      4.31%
   Other liabilities                           2,665,759       45,800         6.87%                   -
                                         ---------------- ------------    ----------   ----------------- -------------- ----------
      Total interest-bearing liabilities      21,637,611      329,935         6.10%           5,656,876         60,950      4.31%
                                                          ------------                                   --------------
   Non-interest-bearing liabilities            1,550,572                                      1,099,754
                                         ----------------                              -----------------
    Total liabilities                         23,188,183                                      6,756,630
Stockholders' Equity                           2,774,778                                      3,390,170
    Total liabilities and stockholders'
     equity                              $    25,962,961                               $     10,146,800
                                         ================                              =================
Net Interest Spread                                                           2.74%                                         3.54%
Net Interest Income/Margin                                $   212,583         3.47%                      $     120,863      5.23%
                                                          ============    ==========                     ============== ==========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                     1.13x                                          1.63x

LOAN PORTFOLIO

         Total gross loans outstanding at September 30, 2000, including loans held for sale, was $20,352,416.

The following table summarizes the composition of the loan portfolio as of September 30, 2000, and June 30, 2000:


                                                 September 30, 2000                 June 30, 2000
                                        --------------------------------   -------------------------------

                                               Amount      % of Total            Amount        % of Total
                                        ------------------ -------------   ------------------  -----------

Commercial & Agricultural               $       3,787,005        18.61%    $       2,985,277       17.44%
Real Estate - individual                        4,748,447        23.33%            3,731,185       21.79%
Real Estate - other                             3,343,100        16.43%            4,117,578       24.06%
Consumer Loans                                  7,911,419        38.87%            5,660,632       33.07%
Lease Financing                                   562,445         2.76%              622,205        3.64%
                                        ------------------ -------------   ------------------  -----------
Total loans                             $      20,352,416       100.00%    $      17,116,878      100.00%
                                                           =============                       ===========
Net Deferred Loans fees/(costs)                    63,284                             22,239
Less: Allowance for Loan Loss                   (201,850)                          (181,500)
                                        ------------------                 ------------------
Total Net Loans                         $      20,213,850                  $      16,957,617
                                        ==================                 ==================

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

         The information in the following table is based on the contractual maturities of individual loans, including loans which, may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties. The following table summarizes loan maturities, by type at September 30, 2000 and June 30, 2000.

                                                                   As of September 30, 2000
                                           -----------------------------------------------------------------------
                                               One Year        After One but         After
                                               or Less        within Five Years   Five Years          Total
                                           -----------------  ---------------------------------- -----------------

Commercial & Agricultural                       $ 1,251,174         $1,412,596      $ 1,123,234       $ 3,787,005
Real Estate - individual                            575,095          1,756,747        2,416,604       $ 4,748,447
Real Estate - other                                 400,230          2,587,558          355,313       $ 3,343,100
Consumer  Loans                                   4,929,435          2,436,102          545,882       $ 7,911,419
Lease Financing                                      28,569            533,876                -       $   562,445
                                           -----------------  ----------------- ----------------      -----------
Total                                           $ 7,184,503         $8,726,879      $ 4,441,034       $20,352,416
                                           =================  ================= ================ ================

Loans maturing after one year with
    Fixed Interest Rate                        $ 10,431,477
    Floating Interest Rates                     $ 2,736,436

                                                                        As of June 30, 2000
                                           -----------------------------------------------------------------------
                                               One Year        After One but         After
                                               or Less        within Five Years   Five Years          Total
                                           -----------------  ---------------------------------- -----------------

Commercial Agricultural                         $ 1,236,383          $ 966,626        $ 782,268        $2,985,277
Real Estate - individual                             65,000
Real Estate - other                               1,189,093          2,384,194          544,291         4,117,578
Consumer loans                                    4,369,053          1,032,415          259,165         5,660,633
Lease Financing                                      48,159            574,046                -           622,205
                                           -----------------  ----------------- ---------------- -----------------
Total                                           $ 6,907,688         $6,007,485      $ 4,201,705       $17,116,878
                                           =================  ================= ================ =================

Loans maturing after one year with
    Fixed Interest Rate                         $ 7,855,057
    Floating Interest Rates                     $ 2,354,133

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

         At September 30, 2000, the allowance for loan losses was $201,850 or 1% of $20,233,965 in loan receivables (net of loans held for sale). The bank has not charged off any loans since commencing operations. The provision for loan losses was made primarily as a result of management's assessment of general loan loss risk as the Bank recorded its first loans. The allowance is allocated as follows:

                                                Three Months Ended                   Year Ended
                                                September 30, 2000                 June 30, 2000

Balance at Beginning of Period                  $               181,500        $              56,250
Charge-offs                                                           -                            -
Recoveries                                                            -                            -
Net Charge Offs                                                       -                            -
Additions charged to operations                 $                20,350                      125,250
                                                ------------------------         --------------------

Balance at End of Period                        $               201,850        $             181,500
                                                ========================       ======================

Ration of net charge-offs during the period                          0%                           0%
 to average loans outstanding during the period


 At September 30, 2000 and June 30, 2000 the allowance was allocated as follows:

                                         For the Three Months Ended                     For the Year Ended
                                              September 30, 2000                           June 30, 2000
                                 ------------------------------------------- -------------------------------------
                                                       Percent of Loans                       Percent of Loans
                                                       in Each Category                       in Each Category
                                         Amount           of Total Loans           Amount       of Total Loans
                                 -------------------   --------------------- ---------------- --------------------
Commercial & Agricultural        $           28,403          18.61 %         $        22,155         17.44 %
Real Estate - individual                     35,338          23.33 %                  27,611         21.79 %
Real Estate - other                          25,073          16.43 %                  27,872         24.06 %
Consumer loans                               40,413          38.87 %                  24,744         33.07 %
Lease Financing                               3,844           2.76 %                   4,484          3.64 %
Unallocated                                  68,779            -----                  74,634          ------
                                 -------------------   --------------------- ---------------- --------------------
Total                            $          201,850         100.00 %         $       181,500        100.00 %
                                 ===================   ===================== ================ ====================

DEPOSITS

The following is a table of deposits by category at September 30, 2000 and June 30, 2000.


                                                                    As of September 30, 2000
                                    ----------------------------------------------------------------------------
                                                                                      Percentage
                                                        Percentage                     of Total
                                          Ending        of Total         Average        Average      Effective
                                         Balance        Deposits         Balance       Deposits        Cost
                                    ----------------   -----------  ---------------   ------------  ------------

Demand Deposit                      $     1,670,591         7.35%   $    1,308,777          6.39%         0.00%
Now                                         589,114         2.59%          566,556          2.77%         2.68%
Savings                                   5,238,300        23.03%        5,465,173         26.68%         4.10%
Time Accounts less than $100,000         11,977,773        52.66%       10,375,418         50.65%         7.07%
Time Accounts of $100,000 or more         3,031,155        13.33%        2,564,705         12.52%         6.40%
Accrued Interest Payable                    237,048         1.04%          203,465          0.99%
                                    ----------------   -----------  ---------------   ------------
Total Deposits                      $    22,743,981       100.00%   $   20,484,093        100.00%
                                    ================   ===========  ===============   ============


                                                                  As of June 30, 2000
                                    ----------------------------------------------------------------------------
                                                                                      Percentage
                                                        Percentage                     of Total
                                          Ending        of Total         Average        Average      Effective
                                         Balance        Deposits         Balance       Deposits        Cost
                                    ----------------   -----------  ---------------   ------------  ------------

Demand Deposit                      $     1,491,958         8.20%   $    1,175,786         10.01%         0.00%
Now                                         387,797         2.13%          290,036          2.47%         2.62%
Savings                                   5,786,894        31.81%        4,580,690         39.01%         4.03%
Time Accounts less than $100,000          8,271,953        45.47%        3,637,155         30.98%         6.15%
Time Accounts of $100,000 or more         2,129,895        11.70%        1,955,807         16.66%         6.02%
Accrued Interest Payable                    125,434         0.69%          102,386          0.87%
                                    ----------------   -----------  ---------------   ------------
Total Deposits                      $    18,193,931       100.00%   $   11,741,860        100.00%
                                    ================   ===========  ===============   ============

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index on page following Signatures.

         (b)      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHERN STAR FINANCIAL, INC.


Date:  November 10, 2000              By /s/ Thomas P. Stienessen
                                      Thomas P. Stienessen, President and
                                      Chief Executive Officer


Date:  November 10, 2000               By /s/ Frank L. Gazzola
                                       Frank L. Gazzola, Chief Financial Officer

                                  EXHIBIT INDEX

                          NORTHERN STAR FINANCIAL, INC.
                                   FORM 10-QSB
                      FOR QUARTER ENDED September 30, 2000



Exhibit Number             Description

27       Financial Data Schedule (filed in electronic format only)