Form 10QSB
period 2000-12-31
NORTHERN STAR FINANCIAL INC
filed 2001-02-14
CIK 1068179

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000
OR
( )	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

For the transition period from        to       .

Commission File No. 000-25231

Northern Star Financial, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1912467
(State of Incorporation)	(IRS Employer ID #)

1650 Madison Avenue
Mankato, MN 56001
(Address of Principal Executive Offices)

507-388-4855
(Issuer's Telephone Number, Including Area Code)

    Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X            .

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class: Common Stock, par value $.01 per share
Outstanding shares at December 31, 2000: 427,600

Northern Star Financial, Inc. and Subsidiary

Northern Star Financial, Inc.
Index to Form 10-QSB
December 31, 2000

PART I. FINANCIAL INFORMATION
Item 1.	Summary Financial Data	3
	Consolidated Statements of Financial Condition at December 31, 2000 (unaudited) and June 30, 2000 (audited)	4
	Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999	5
	Unaudited Consolidated Statement of Cash Flows for the three and six months ended December 31, 2000 and 1999	6-7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Default upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

Northern Star Financial Summary Financial Data

    The following table summarizes certain historical financial data of Northern Star Financial, Inc. and its subsidiary on a consolidated basis as of and for the three months and six months ended December 31, 2000 and 1999. You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2000	1999	2000	1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income:
Interest income	$627,533	$239,274	$1,170,050	$420,510
Interest expense	408,813	99,652	738,748	155,728

Net interest income	218,720	139,622	431,302	264,782
Provision for loan losses	20,050	33,750	40,400	67,500
Other non-interest income	29,961	25,757	59,480	39,860
Non-interest expense	281,465	326,624	533,849	605,285

Income (loss) before income tax expense	(52,834)	(194,994)	(98,687)	(368,143)
Income tax expense (benefit)	—	—		—

Net income (loss)	$(52,834)	$(194,994)	$(98,687)	$(368,143)

Balance Sheet:
Assets			$33,539,109	$16,668,493
Allowance for loan losses			221,900	123,750
Deposits			27,952,696	13,138,387
Stockholders' equity			2,740,999	3,030,079
Per Share Data:
Net income (loss)—basic	$(0.12)	$(0.46)	$(0.23)	$(0.86)
Net income (loss)—diluted	$(0.12)	$(0.46)	$(0.23)	$(0.86)
Book value			$6.41	$7.12
Other Data
Average shares outstanding—basic	427,600	425,600	427,600	425,600
Average shares outstanding—diluted	427,600	425,600	427,600	425,600
Financial Ratios:
Equity to assets			8.17%	18.18%
Return on average assets			(0.33)%	(5.60)%
Return on average stockholders' equity			(3.80)%	(22.82)%
Net interest margin			3.24%	5.01%
Tier 1 leverage ratio			8.50%	19.48%
Tier 1 capital to risk-weighted assets			10.57%	22.73%
Total capital to risk-weighted assets			11.49%	23.85%
Asset Quality Ratios:
Nonperforming assets to total assets			0.01%	N/A
Nonperforming assets to total loans and
and other real estated owned			0.01%	N/A
Allowance for loan losses to total loans			1.00%	1.37%

Northern Star Financial, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31, 2000	June 30, 2000
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$851,126	$385,098
Federal funds sold	4,572,176	304,106

Total cash and cash equivalents	5,423,302	689,204
Securities available for sale at fair value	4,844,271	4,212,387
FHLB stock, at cost	138,800	97,500
Loans held for sale	39,345	385,050
Loans receivable, net of allowance for loan and lease losses of $221,900 and $181,500	22,073,885	16,572,568
Accrued interest receivable	385,282	295,303
Property and equipment, net of depreciation	399,079	431,932
Other assets	235,145	299,790

Total Assets	$33,539,109	$22,983,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilites:
Demand deposits	$3,100,949	$1,880,209
Savings deposits	6,129,218	5,786,894
Time deposits	18,722,529	10,526,828

Total deposits	27,952,696	18,193,931
Advances from FHLB	2,775,000	1,950,000
Advances from borrowers for taxes and insurance	15,241	17,311
Other liabilities	55,173	34,088

Total Liabilities	30,798,110	20,195,330

Shareholders Equity:
Common Stock, $.01 par value, 15,000,000 shares authorized; 427,600 shares issued and outstanding	4,276	4,276
Undesignated stock, par value $.01per share; 5,000,000 shares authorized, no shares issued	—	—
Paid in capital	3,939,557	3,939,557
Accumulated deficit	(1,199,715)	(1,101,028)
Unearned stock compensation	(17,998)	(20,000)
Accumulated comprehensive income (loss)	14,879	(34,401)

Total Shareholders' Equity	2,740,999	2,788,404

Total Liabilites and Shareholders Equity	$33,539,109	$22,983,734

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2000	1999	2000	1999
Interest income
Loans receivable	$507,995	$180,408	$947,620	$323,040
Securities available for sale	75,312	42,527	152,799	64,285
Federal funds sold	44,226	16,339	69,631	33,185

Total interest income	627,533	239,274	1,170,050	420,510
Interest expense
Deposits	361,771	96,682	645,906	152,758
Borrowed funds	47,042	2,970	92,842	2,970

Total interest expense	408,813	99,652	738,748	155,728
Net interest income	218,720	139,622	431,302	264,782
Provision for loan losses	20,050	33,750	40,400	67,500

Net interest income after provision for loan loss	198,670	105,872	390,902	197,282

Noninterest income:
Other fees and service charges	18,027	5,035	37,451	14,036
Gain on sale of loans	11,934	20,722	22,029	25,824

Total noninterest income	29,961	25,757	59,480	39,860

Noninterest expense
Compensation and employee benefits	109,798	101,205	217,851	201,985
Board fees	28,000	28,636	47,500	48,636
Occupancy	22,811	25,073	41,964	48,257
Legal and accounting	24,500	13,180	46,753	35,790
Printing & supplies	6,484	14,434	13,143	21,094
Property and equipment depreciation	16,855	19,294	33,709	33,337
Data processing	23,435	12,273	40,987	23,956
Other	49,582	72,398	91,942	105,606

Total noninterest expense	281,465	286,493	533,849	518,661

Loss Before income Tax Benefit
Discontinued Operations	(52,834)	(154,864)	(83,467)	(281,519)
Income Tax Benefit	—	—	—	—

Loss from Continuing Operations	(52,834)	(154,864)	(83,467)	(281,519)
Loss from Discontinued Operations	—	(40,130)	(15,220)	(86,624)

Net Loss	$(52,834)	$(194,994)	$(98,687)	$(368,143)

Net Loss per Common Share
Basic from Continuing Operations	$(0.12)	$(0.36)	$(0.19)	$(0.66)
Basic from Discontinued Operations	(0.00)	(0.10)	(0.04)	(0.20)

Basic (loss) per share of common stock	$(0.12)	$(0.46)	$(0.23)	$(0.86)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2000	1999	2000	1999
Cash flows from operating activities:
Interest received on loans and investments	$573,087	$230,708	$1,074,303	$352,924
Interest paid	(276,913)	(38,650)	(388,486)	(95,661)
Other fees, commissions, and income received	64,526	5,035	79,700	14,036
Cash paid to suppliers, employees and others	(174,505)	(377,001)	(427,000)	(549,956)
Contributions to charities	(425)	—	(625)	—
Loans originated for sale	(771,811)	(1,133,299)	(1,610,877)	(2,230,974)
Proceeds from sale of loans	862,849	1,613,581	1,978,611	2,871,950

Net cash provided by (used in) operating activities	276,808	300,374	705,621	362,319

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,827,462)	(2,958,193)	(1,827,462)	(4,097,722)
Proceeds from maturities of available-for-sale	1,250,626	200,000	1,250,626	350,000
Purchases of FHLB stock	(3,800)	(4,900)	(41,300)	(4,900)
Investment in joint venture	(67,352)	—	0	(196,000)
Loan originations and principal payments on loans, net	(2,045,032)	(2,222,580)	(5,583,966)	(4,136,053)
Purchase of property and equipment	—	(7,500)	(856)	(12,609)

Net cash used in investing activities	(2,693,020)	(4,993,173)	(6,202,958)	(8,097,284)
Cash flows from financing activities:
Net increase (decrease) in non-interest bearing demand and savings deposit accounts	1,729,909	1,907,056	1,560,932	2,825,640
Net (decrease) increase in time deposits	3,346,907	3,571,792	7,847,573	4,167,801
Net (decrease) increase in mortgage escrow funds	(6,126)	(5,082)	(2,070)	(18,505)
Proceeds from FHLB advances	500,000	425,000	1,550,000	425,000
Repayment of FHLB advances	(425,000)	—	(725,000)	—

Net cash provided by financing activities	5,145,690	5,898,766	10,231,435	7,399,936

Net increase (decrease) in cash and cash equivalents	2,729,478	1,205,967	4,734,098	(335,029)
Cash and cash equivalents beginning	2,693,824	1,202,902	689,204	2,743,898

Cash and cash equivalents ending	$5,423,302	$2,408,869	$5,423,302	$2,408,869

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2000	1999	2000	1999
RECONCILATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net loss	$(52,834)	$(194,994)	$(98,687)	$(368,143)
Adjustments:
Depreciation	16,854	16,772	33,709	33,336
Joint venture loss	—	39,591	0	80,178
Loss on disposition of joint venture	—	—	15,220	—
Provision for loan losses	20,050	33,750	40,400	67,500
Premiums accretion on investments	(3,089)	(120)	(5,774)	(238)
Discount amortization on investments	6	1,436	6	2,107
Deferred loan fees/cost, net	49,498	—	42,249	—
Earned stock compensation	999	—	2,002	—
(Increase) decrease in:
Loans held for sale	79,105	459,560	345,705	615,513
Accrued interest receivable	(51,363)	(9,882)	(89,979)	(69,454)
Other assets	48,102	(28,902)	49,423	(24,694)
Increase (decrease) in:
Accrued interest payable	131,900	61,002	350,262	60,067
Other liabilities	40,580	(77,839)	21,085	(33,493)

Net cash provided by operating activities	$276,808	$300,374	$705,621	$362,679

See Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 (Unaudited)

Note 1:  PRINCIPLES OF CONSOLIDATION

    The unaudited consolidated financial statements as of and for the six month periods ended December 31, 2000 and 1999, include the accounts of Northern Star Financial, Inc. (the "Company") and its wholly owned subsidiary Northern Star Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2:  BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 2000 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in their annual report for the year ended June 30, 2000.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six month periods ended December 31, 2000 and 1999, are not necessarily indicative of the results that my be expected for the entire fiscal year or any other interim period.

Note 3:  EARNINGS PER SHARE

    The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three and six month periods ended December 31, 2000 and 1999 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 427,600 and 425,600 respectively. There were 104,600 common stock shares from stock options that were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Note 4:  NEW FINANCIAL ACCOUNTING STANDARDS

    Statements of Financial Accounting Standards (SFAS) No. 140 was issued September 29, 2000 as a replacement to SFAS No. 125 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". Statement 140 is effective for transfers after March 31, 2001. It is effective for disclosures about security actions and collateral, and for recognition and reclassification of collateral for fiscal year ending June 30, 2001. Adoption will not have a material effect on the financial statement.

Note 5:  COMPREHENSIVE (LOSS)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2000	1999	2000	1999
Accumulated comprehensive (loss) is composed of the following:
Unrealized Gains (Losses) on Securities
Beginning Balance	$(12,745)	$(6,343)	$(34,401)	$(2,500)
Current-period change next of tax	27,624	(21,637)	49,280	(25,480)

Ending Balance	$14,879	$(27,980)	$14,879	$(27,980)

Comprehensive (Loss) consists of the following:
Net loss	$(52,834)	$(194,994)	$(98,687)	$(368,143)
Other comprehensive (loss) income	27,624	(21,637)	49,280	(25,480)

Comprehensive (loss)	$(25,210)	$(216,631)	$(49,407)	$(393,623)

Note 6:  JOINT VENTURE/DISCONTINUED OPERATIONS

    In July 1999, the Company acquired a 49 percent joint venture interest in Homeland Mortgage Company, LLC (Homeland Mortgage), a limited liability company, in exchange for a total cash consideration of $196,000. The investment in Homeland Mortgage was accounted for using the equity method. Homeland Mortgage's primary business is originating residential real estate loans that are secured by first and second mortgages and sold into the secondary mortgage market. During the quarter ended September 30, 2000, the board of directors voted to sell its 49 percent joint venture interest for $67,352. The Company did not retain any interest in the assets or liabilities of Homeland Mortgage. The Company remains contingently liable for the lease of office real estate, which expires July 1, 2002. The property has been sub-let and management does not expect a default on the part of the tenant occupying the property.

Note 7:  SECONDARY STOCK OFFERING INITIATED

    The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of 50,000 shares at a minimum to a maximum of 300,000 shares of its common stock. The Registration Statement and Prospectus went effective September 18, 2000 and will result in net proceeds of approximately $488,250 to $2,929,500 upon completing the sale of the minimum to maximum number of shares, respectively. The offering will expire on March 18, 2001, unless extended by the company and underwriter.

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

FINANCIAL CONDITION

Assets

    Total assets of Northern Star Financial at December 31, 2000 were $33.5 million compared to $22.9 million in June 30, 2000 an increase of $10.6 million. Net loans increased $5.5 million during the first six months of the fiscal year ending June 30, 2001. Real estate loans increased $.7 million to $8.5 million at December 31, 2000 while business and consumer loans increased $4.5 million. Loans held for sale decreased $345 thousand during the period when compared to the same period of the fiscal year ending June 30, 2000. Investment securities increased $631 thousand, from $4.2 million at June 30, 2000 to $4.8 million at December 31, 2000. Federal funds sold increased $4.2 million to $4.5 million at December 31, 2000. Total earning assets increased $10.1 million, or 47%, during the six month period ending December 31, 2000.

Liabilities

    Total liabilities at December 31, 2000 were $30.7 million compared to $20.1 million at June 30, 2000, a $10.6 million increase. Deposits at December 31, 2000 were $27.9 million compared to $18.1 million at June 30, 2000, an increase of 53.6% or $9.8 million. During the first six months of 2000, non-interest bearing deposits increased $900 thousand to $2.3 million, while interest bearing deposits increased $8.7 million to $25.2 million. Funds borrowed from the Federal Home Loan Bank increased $825 thousand to $2.7 million as of December 31, 2000.

Non-performing Assets

    Non-performing assets of Northern Star Financial as of December 31, 2000 consisted of non-accrual loans. Non-performing assets totaled $36.8 thousand on December 31, 2000 compared to $7.37 thousand on September 30, 2000. Northern Star Financial's allowance for loan losses of $222 thousand was 1% of total loans on December 31, 2000 compared with $202 thousand, or 1% of total loans, on September 30, 2000.

    Loans past due 90 days or more and still accruing were $133 thousand at December 31, 2000. On September 30, 2000 the bank had no loans past due 90 days or more.

    The allowance for loan losses is maintained by Northern Star Financial at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

RESULTS OF OPERATIONS

Net Operating Results

    As a result of the Company's decision to sell our joint venture interest in Homeland Mortgage, LLC., ("HLMC"), results of operations are presented on the basis of continuing and discontinued operations in accordance with generally accepted accounting principles. Historical presentation of continuing operations reflects the Company's results of operations as if the disposition of HLMC had occurred for all periods presented. Discontinued operations represents our portion of HLMC's operating losses for the periods presented.

Continuing Operations

    For the quarter ended December 31, 2000, Northern Star Financial's net loss from continuing operations was $52 thousand compared to a net loss of $155 thousand during the quarter ended December 31, 1999. Basic loss per share from continuing operations in the second quarter of fiscal year 2001decreased to $0.12 compared to a loss of $0.36 during the second quarter of fiscal year 2000. The improvement in net operations was attributable to increases in net interest income and non-interest income.

    For the six months ended December 31, 2000, net loss from continuing operations was $83 thousand compared to $282 thousand for the same period of 1999. Basic loss per share from continuing operations decreased to $(0.36) in the first six months of 2000 from a loss of $(0.66) in 1999. The decrease in net loss was attributable to increases in net interest income and non-interest income and a decrease in the provision for loan losses.

Discontinued Operations

    The Company did not report any losses from discontinued operations for the three months ended December 31, 2000.

    Losses from discontinued operations for the six months ended December 31, 2000 were $15 thousand. Losses from discontinued operations during the six months ended December 31, 1999 were $87 thousand.

Net Interest Income

    Net interest income during the first six months of fiscal year 2001 increased $166 thousand to $431 thousand, up 63% from $265 thousand in the same period of fiscal year 2000.

    During the first half of fiscal year 2001 interest income on securities available for sale was $153 thousand or 137% increase from $64 thousand reported in the first half of fiscal year 2000. Interest expense on deposits increased 322% from $153 thousand in the first six months of fiscal year 2000 compared to $646 million during the first six months of fiscal year 2001. For the six months ended December 31, 2001, interest expense on short-term borrowings increased $89 thousand over the comparable period in 2000. The net interest margin was 3.24% in the first half of fiscal year 2001 compared to 5.01% in the first half of fiscal year 2000.

Provision for Loan Losses

    The provision for loan losses made during the first six months of fiscal year 2001 was $40 thousand. This was a decrease of $27 thousand or 40% from the provisions made during the respective period in fiscal year 2000. The reduction in the loan loss provision during the first half of 2001 when compared to the loan loss provision made during the first half of fiscal year 2000 was attributable to fewer loans being made during the period.

Non-Interest Income

    For the three months ended December 31, 2000, non-interest income was $30 thousand, which was an increase of $4 thousand, or 16.32%, compared to the respective period ended December 31, 1999. This increase was attributable primarily to a $13 thousand increase in fees and service charges. Gain on sale of loans decreased 17% to $22 thousand in the first half of fiscal year 2001, a decrease of $3 thousand from the comparable period in fiscal year 2000.

    For the six months ended December 31, 2000, non-interest income was $60 thousand for a 49% increase when compared to the same period of the prior fiscal year. The increase was attributable to an increase in fees and service charges.

Non-Interest Expense

    Non-interest expense during the second quarter of fiscal year 2001 decreased $5 thousand, or 1.7%, to $281 thousand compared with $286 thousand in the comparable quarter in fiscal year 2000.

    Non-interest expense during the first six months of fiscal year 2001 increased $15 thousand, or 2.9%, to $534 thousand compared with the same period of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. As a result of Northern Star Financial's management of liquid assets and the ability to generate liquidity through liability funding, management believes that Northern Star Financial maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

    At December 31, 2000, Northern Star Financial had $3.2 million in loan commitments pending disbursement and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, Northern Star Financial holds $4.8 million in investment securities. The entire investment portfolio is classified as available for sale. $298 thousand of the investment securities portfolio will mature in less than one year, with an additional $2.5 million maturing between 1 and 5 years.

    Northern Star Financial has established an unsecured $100,000 revolving line of credit from a correspondent bank in Minneapolis, Minnesota. The interest rate to be paid under the terms of the line of credit is equal to the prime rate of interest plus one-quarter of one percent (1/4%) per annum. As of December 31, 2000, no funds had been advanced on the line.

Capital Resources

    Total shareholders' equity amounted to $2.74 million at December 31, 2000 compared to $2.79 million at June 30, 2000. At December 31, 2000, Northern Star Financial's leverage ratio was 8.50%, with a tier 1 risk-based capital ratio of 10.57% and a total risk-based capital ratio of 11.49%. Each of these ratios is above the level required in order to be classified for regulatory purposes as "well capitalized".

Quantitative and Qualitative Disclosures about Market Risk

    Northern Star Financial's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of Northern Star Financial's interest-earning assets and interest-bearing liabilities. There were no material changes in Northern Star Financial's market risk management strategy during the six months ended December 31, 2000. Northern Star Financial is monitoring its interest rate risk in view of decreases in both short and long-term interest rates. Based on current assessments and the level of changes in interest rates, the effects are not expected to be material.

INCOME TAXES

    The effective income tax rate for the Company and the Bank was 0% for the three and six-month period ending December 31, 2000. The expected future tax benefit of the net operating loss amounting to approximately $21.1 and $39.5 thousand respectively is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

PUBLIC OFFERING OF COMMON STOCK

    We have entered into an agreement with Berthel Fisher & Company Financial Services, Inc. who agreed to sell, on a "best efforts basis," a minimum of 50,000 shares and a maximum of 300,000 shares to the public. The offering expires on March 18, 2001. We intend to use the proceeds from the offering as working capital to provide our bank with additional capital to make loans and grow its business.

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

AVERAGE BALANCES, YIELDS AND RATES

    The following table sets forth, for the thee months and six months ended December 31, 2000 and 1999, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For The Three Months Ended
	December 31, 2000				December 31, 1999
	Average Balance		Interest	Average Yield or Rates	Average Balance	Interest		Average Yield or Rates
Assets
Loans receivable	$21,498,665		$507,998	9.45%	$8,225,528	$180,409		8.77%
Investment securities	4,610,211		75,312	6.53%	2,565,608	42,527		6.63%
Federal funds sold	2,676,119		44,226	6.61%	1,158,506	16,339		5.64%

Total interest-earning assets	28,784,995		627,536	8.72%	11,949,642	239,275		8.01%
Non-interest-earning assets	1,447,935				1,123,852

Total assets	$30,232,930				$13,073,494

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$22,953,028		361,771	6.30%	$8,498,277	96,682		4.55%
Other liabilities	2,775,000		47,042	6.78%	198,333	2,970		5.98%

Total interest-bearing liabilities	25,728,028		408,813	6.36%	8,696,610	99,652		4.58%

Non-interest-bearing liabilities	1,910,401				1,275,998

Total liabilities	27,638,429				9,972,608
Stockholders' Equity	2,594,501				3,100,886
Total liabilities and stockholders' equity	$30,232,930				$13,073,494

Net Interest Spread				2.36%				3.43%
Net Interest Income/Margin			$218,723	3.04%		$139,623		4.67%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12	x				1.37	x

	For the Six Months Ended
	December 31, 2000				December 31, 1999
	Average Balance		Interest	Average Yield or Rates	Average Balance		Interest	Average Yield or Rates
Assets
Loans receivable	$20,038,905		$947,620	9.46%	$7,344,675		$323,041	8.80%
Investment securities	4,480,402		152,799	6.82%	1,946,247		64,285	6.61%
Federal funds sold	2,141,012		69,631	6.50%	1,271,661		33,185	5.22%

Total interest-earning assets	26,660,319		1,170,050	8.77%	10,562,583		420,511	7.96%
Non-interest-earning assets	1,437,623				1,021,390

Total assets	$28,097,942				$11,583,973

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$20,962,440		645,906	6.16%	$7,072,125		152,758	4.32%
Other liabilities	2,720,380		92,842	6.83%	99,321		2,970	5.98%

Total interest-bearing liabilities	23,682,820		738,748	6.24%	7,171,446		155,728	4.34%

Non-interest-bearing liabilities	1,730,487				1,192,111

Total liabilities	25,413,306				8,363,557
Stockholders' Equity	2,684,636				3,220,416
Total liabilities and stockholders' equity	$28,097,942				$11,583,973

Net Interest Spread				2.53%				3.62%
Net Interest Income/Margin			$431,302	3.24%			$264,783	5.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13	x			1.47	x

LOAN PORTFOLIO

    Total gross loans outstanding at December 31, 2000, including loans held for sale, was $22,229,597.

    The following table summarizes the composition of the loan portfolio as of December 31, 2000 and June 30, 2000:

	December 31, 2000		June 30, 2000
	Amount	% of Total	Amount	% of Total
Commercial & Agricultural	$3,996,046	17.98%	$2,985,277	17.44%
Real Estate—individual	6,552,909	29.48%	3,731,185	21.79%
Real Estate—other	1,963,258	8.83%	4,117,578	24.06%
Consumer Loans	9,189,547	41.34%	5,660,632	33.07%
Lease Financing	527,837	2.37%	622,205	3.64%

Total loans	$22,229,597	100.00%	$17,116,878	100.00%

Net Deferred Loans fees/(costs)	105,533		22,239
Less: Allowance for Loan Loss	(221,900)		(181,500)

Total Net Loans	$22,113,230		$16,957,617

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

    The information in the following table is based on the contractual maturities of individual loans, including loans which, may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties. The following table summarizes loan maturities, by type at December 31, 2000 and June 30, 2000.

	As of December 31, 2000
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & Agricultural	$1,364,042	$1,542,761	$1,089,244	$3,996,047
Real Estate—individual	1,215,827	3,030,109	2,306,973	$6,552,909
Real Estate—other	116,000	1,499,694	347,564	$1,963,258
Consumer Loans	4,340,929	3,793,984	1,054,634	$9,189,547
Lease Financing	22,595	505,241	—	$527,836

Total	$7,059,393	$10,371,789	$4,798,415	$22,229,597

Loans maturing after one year with
Fixed Interest Rate	$11,601,522
Floating Interest Rates	$3,568,682
	As of June 30, 2000
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial Agricultural	$1,236,383	$966,626	$782,268	$2,985,277
Real Estate—individual	65,000	1,050,204	2,615,981	3,731,185
Real Estate—other	1,189,093	2,384,194	544,291	4,117,578
Consumer loans	4,369,053	1,032,415	259,165	5,660,633
Lease Financing	48,159	574,046	—	622,205

Total	$6,907,688	$6,007,485	$4,201,705	$17,116,878

Loans maturing after one year with
Fixed Interest Rate	$7,855,057
Floating Interest Rates	$2,354,133

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

    At December 31, 2000, the allowance for loan losses was $221,900 or 1% of $22,190,252 in loan receivables (net of loans held for sale). The bank has not charged off any loans since commencing operations. The provision for loan losses was made primarily as a result of management's assessment of general loan loss risk as the Bank's loan portfolio increased.

	Six Months Ended December 31, 2000	Year Ended June 30,2000
Balance at Beginning of Period	$181,500	$56,250
Charge-offs	—	—
Recoveries	—	—
Net Charge Offs	—	—
Additions charged to operations	$40,400	125,250

Balance at End of Period	$221,900	$181,500

Ration of net charge-offs during the period to average loans outstanding during the period	0%	0%

    At December 31, 2000 and June 30, 2000 the allowance was allocated as follows:

	For the Three Months Ended December 31, 2000		For the Year Ended June 30, 2000
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & Agricultural	$18,855	17.98%	$22,155	17.44%
Real Estate—individual	42,428	29.48%	27,611	21.79%
Real Estate—other	10,194	8.83%	27,872	24.06%
Consumer loans	51,231	41.34%	24,744	33.07%
Lease Financing	15,681	2.37%	4,484	3.64%
Unallocated	83,511	—	74,634	—

Total	$221,900	100.00%	$181,500	100.00%

DEPOSITS

    The following is a table of deposits by category at December 31, 2000 and June 30, 2000.

	As of December 31, 2000
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$2,306,002	8.25%	$1,703,228	7.21%	0.00%
Now	794,072	2.84%	603,902	2.56%	2.85%
Savings	6,127,839	21.92%	5,650,721	23.92%	4.08%
Time Accounts less than $100,000	14,902,226	53.31%	12,456,832	52.72%	6.73%
Time Accounts of $100,000 or more	3,453,608	12.36%	2,941,754	12.45%	7.04%
Accrued Interest Payable	368,949	1.32%	271,204	1.15%

Total Deposits	$27,952,696	100.00%	$23,627,641	100.00%

	As of June 30, 2000
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$1,491,958	8.20%	$1,175,786	10.01%	0.00%
Now	387,797	2.13%	290,036	2.47%	2.62%
Savings	5,786,894	31.81%	4,580,690	39.01%	4.03%
Time Accounts less than $100,000	8,271,953	45.47%	3,637,155	30.98%	6.15%
Time Accounts of $100,000 or more	2,129,895	11.70%	1,955,807	16.66%	6.02%
Accrued Interest Payable	125,434	0.69%	102,386	0.87%

Total Deposits	$18,193,931	100.00%	$11,741,860	100.00%

PART II
OTHER INFORMATION

Item 1.		Legal Proceedings
There are no pending legal proceedings to which Northern Star Financial, Inc. or its subsidiaries are parties in other than nonmaterial legal proceedings occurring in the ordinary course of business.
Item 2.		Changes in Securities
None
Item 3.		Default Upon Senior Securities
None
Item 4.		Submission of Matters to a Vote of Security Holders.
None
Item 5.		Other Information
None
Item 6.		Exhibits and Reports on Form 8-K
	a)	Exhibits
Exhibit 99.1 Press Release dated February 14, 2001
	b)	Reports
None

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Date: February 12, 2001	By	/s/ THOMAS P. STIENESSEN Thomas P. Stienessen, President and Chief Executive Officer
Date: February 12, 2001	By	/s/ FRANK L. GAZZOLA Frank L. Gazzola, Chief Financial Officer

QuickLinks

Index to Form 10-QSB
Summary Financial Data
Consolidated Statements of Financial Condition
Unaudited Consolidated Statements of Operations
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Cash Flows (Continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II OTHER INFORMATION
SIGNATURES