Form 10QSB
period 2001-03-31
NORTHERN STAR FINANCIAL INC
filed 2001-05-09
CIK 1068179

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-25231

Northern Star Financial, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-1912467 (IRS Employer ID #)

1650 Madison Avenue
Mankato, MN 56001
(Address of Principal Executive Offices)

(507) 388-4855
(Issuer's Telephone Number, Including Area Code)

    Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class: Common Stock, par value $.01 per share
Outstanding shares at March 31, 2001: 427,600

Northern Star Financial, Inc. and Subsidiary

Northern Star Financial, Inc.
Index to Form 10-QSB
March 31, 2001

PART I. FINANCIAL INFORMATION

Northern Star Financial Summary Financial Data

    The following table summarizes certain historical financial data of Northern Star Financial and its subsidiary on a consolidated basis as of and for the Three months and nine months ended March 31, 2001 and 2000. You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income:
Interest income	$661,956	$329,330	$1,832,006	$749,839
Interest expense	453,058	160,969	1,191,806	316,696

Net interest income	208,898	168,361	640,200	433,143
Provision for loan losses	12,114	25,250	52,514	92,750
Other non-interest income	79,232	11,565	138,712	51,425
Non-interest expense	284,422	279,022	833,491	884,307

Income (loss) before income tax expense	(8,406)	(124,346)	(107,093)	(492,489)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(8,406)	$(124,346)	$(107,093)	$(492,489)

Balance Sheet:
Assets			$36,367,700	$19,281,500
Allowance for loan losses			230,337	149,000
Deposits			30,653,404	15,502,061
Stockholders' equity			2,755,579	2,903,809
Per Share Data:
Net income (loss)—basic	$(0.02)	$(0.29)	$(0.25)	$(1.16)
Net income (loss)—diluted	$(0.02)	$(0.29)	$(0.25)	$(1.16)
Book value			$6.44	$6.82
Other Data
Average shares outstanding—basic	427,600	425,600	427,600	425,600
Average shares outstanding—diluted	427,600	425,600	427,600	425,600
Financial Ratios:
Equity to assets			7.58%	15.06%
Return on average assets			(0.36)%	(3.68)%
Return on average stockholders' equity			(3.83)%	(15.80)%
Net interest margin			2.99%	4.67%
Tier 1 leverage ratio			7.70%	15.06%
Tier 1 capital to risk-weighted assets			10.46%	17.91%
Total capital to risk-weighted assets			11.39%	18.95%
Asset Quality Ratios:
Nonperforming assets to total assets			0.16%	N/A
Nonperforming assets to total loans and
and other real estate owned			0.22%	N/A
Allowance for loan losses to total loans			1.00%	1.17%

Northern Star Financial, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31, 2001	June 30, 2000
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$567,650	$385,098
Federal funds sold	2,987,000	304,106

Total cash and cash equivalents	3,554,650	689,204
Securities available for sale at fair value	7,592,133	4,212,387
FHLB stock, at cost	138,800	97,500
Loans held for sale	1,628,472	385,050
Loans receivable, net of allowance for loan and lease losses of $230,337 and $181,500	22,371,462	16,572,568
Accrued interest receivable	389,562	295,303
Property and equipment, net of depreciation	383,089	431,932
Other assets	309,532	299,790

Total Assets	$36,367,700	$22,983,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilites:
Demand deposits	$1,755,687	$1,880,209
Savings deposits	6,645,730	5,786,894
Time deposits	22,251,987	10,526,828

Total deposits	30,653,404	18,193,931
Borrowed Funds	2,875,000	1,950,000
Advances from borrowers for taxes and insurance	21,031	17,311
Other liabilities	62,686	34,088

Total Liabilities	33,612,121	20,195,330

Shareholders Equity:
Common Stock, $.01 par value, 15,000,000 shares authorized; 427,600 shares issued	4,276	4,276
Undesignated stock, par value $.01per share; 5,000,000 shares authorized, no shares issued	—	—
Paid in capital	3,939,557	3,939,557
Accumulated deficit	(1,208,121)	(1,101,028)
Unearned stock compensation	(16,999)	(20,000)
Accumulated comprehensive income (loss)	36,866	(34,401)

Total Shareholders' Equity	2,755,579	2,788,404

Total Liabilites and Shareholders Equity	$36,367,700	$22,983,734

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2001	2000	2001	2000
Interest income
Loans receivable	$528,215	$240,290	$1,475,835	$563,329
Securities available for sale	98,393	73,166	251,192	137,451
Federal funds sold	35,348	15,874	104,979	49,059

Total interest income	661,956	329,330	1,832,006	749,839
Interest expense
Deposits	407,808	152,363	1,053,714	305,121
Borrowed funds	45,250	8,606	138,092	11,575

Total interest expense	453,058	160,969	1,191,806	316,696
Net interest income	208,898	168,361	640,200	433,143
Provision for loan losses	12,114	25,250	52,514	92,750

Net interest income after provision for loan loss	196,784	143,111	587,686	340,393

Noninterest income:
Other fees and service charges	18,596	4,267	56,047	18,303
Gain on sale of securities	33,625	—	33,625	—
Gain on sale of loans	27,011	7,298	49,040	33,122

Total noninterest income	79,232	11,565	138,712	51,425

Noninterest expense
Compensation and employee benefits	117,275	109,049	335,126	311,035
Board fees	19,500	20,409	67,000	69,045
Occupancy	24,135	13,141	66,099	61,397
Legal and accounting	18,406	13,297	65,159	49,087
Printing & supplies	5,160	6,918	18,303	28,012
Property and equipment depreciation	16,900	13,345	50,609	46,683
Data processing	22,085	13,613	63,072	37,569
Other	60,961	69,669	152,903	175,274

Total noninterest expense	284,422	259,441	818,271	778,102

Loss Before Income Tax Benefit
Discontinued Operations	(8,406)	(104,765)	(91,873)	(386,284)
Income Tax Benefit	—	—	—	—

Loss from Continuing Operations	(8,406)	(104,765)	(91,873)	(386,284)
Loss from Discontinued Operations	—	(19,581)	(15,220)	(106,205)

Net Loss	$(8,406)	$(124,346)	$(107,093)	$(492,489)

Net Loss per Common Share
Basic from Continuing Operations	$(0.02)	$(0.25)	$(0.21)	$(0.91)
Basic from Discontinued Operations	—	(0.04)	(0.04)	(0.25)

Basic (loss) per share of common stock	$(0.02)	$(0.29)	$(0.25)	$(1.16)

See Notes to Consolidated Financial Statement

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2001	2000	2001	2000
Cash flows from operating activities:
Interest received on loans and investments	$651,813	$231,326	$1,726,116	$584,250
Interest paid	(1,039,658)	(113,730)	(1,428,144)	(209,391)
Other fees, commissions, and income received	57,045	4,267	136,745	18,303
Cash paid to suppliers, employees and others	(333,398)	(216,504)	(761,028)	(766,460)
Loans originated for sale	(3,089,822)	(400,332)	(4,700,699)	(2,631,306)
Proceeds from sale of loans	1,527,706	466,772	3,506,317	3,338,722

Net cash provided by (used in) operating activities	(2,226,314)	(28,201)	(1,520,693)	334,118

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,618,548)	(249,688)	(8,446,010)	(4,347,410)
Proceeds from maturities of available-for-sale securities	1,807,874	500,000	3,058,500	850,000
Proceeds from sales of available-for-sale securities	2,124,289	—	2,124,289	—
Investment in joint venture	—	—	—	(196,000)
Purchases of FHLB stock	—	(28,400)	(41,300)	(33,300)
Loan originations and principal payments on loans, net	(348,140)	(3,763,495)	(5,932,106)	(7,899,548)
Purchase of property and equipment	(909)	—	(1,765)	(12,609)

Net cash used in investing activities	(3,035,434)	(3,541,583)	(9,238,392)	(11,638,867)
Cash flows from financing activities:
Net increase (decrease) in non-interest bearing demand and savings deposit accounts	(825,773)	(284,437)	735,159	2,541,203
Net (decrease) increase in time deposits	4,113,079	2,521,183	11,960,652	6,688,984
Net (decrease) increase in mortgage escrow funds	5,790	1,507	3,720	(16,998)
Borrowed Funds	575,000	300,000	925,000	725,000
Repayment of Borrowed Funds	(475,000)	—	—	—

Net cash provided by financing activities	3,393,096	2,538,253	13,624,531	9,938,189

Net increase (decrease) in cash and cash equivalents	(1,868,652)	(1,031,531)	2,865,446	(1,366,560)
Cash and cash equivalents beginning	5,423,302	2,408,869	689,204	2,743,898

Cash and cash equivalents ending	$3,554,650	$1,377,338	$3,554,650	$1,377,338

Net loss on joint venture	$—	$(19,164)	$—	$(99,342)

See Notes to Consolidated Financial Statement

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2001	2000	2001	2000
RECONCILATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net loss	$(8,406)	$(124,346)	$(107,093)	$(492,490)
Adjustments:
Depreciation	16,899	17,545	50,608	50,882
Joint venture loss	—	19,164	—	99,342
Loss on disposition of joint venture	—	—	15,220	—
Provision for loan losses	12,114	25,250	52,514	92,750
Premiums accretion on investments	(6,337)	—	(12,111)	—
Discount amortization on investments	473	—	479	—
Deferred loan fees/cost, net	38,449	4,435	80,698	6,304
Earned stock compensation	999	—	3,001	—
Gain on sale of investments	(33,626)	—	(33,626)	—
(Increase) decrease in:
Loans held for sale	(1,589,127)	66,440	(1,243,422)	681,593
Accrued interest receivable	(4,280)	(94,040)	(94,259)	(163,494)
Other assets	(74,385)	(143,672)	(24,962)	(168,366)
Increase (decrease) in:
Accrued interest payable	(586,600)	47,239	(236,338)	107,306
Other liabilities	7,513	153,784	28,598	120,291

Net cash provided by operating activities	$(2,226,314)	$(28,201)	$(1,520,693)	$334,118

See Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 (Unaudited)

Note 1:  PRINCIPLES OF CONSOLIDATION

    The unaudited consolidated financial statements as of and for the nine month periods ended March 31, 2001 and 2000, include the accounts of Northern Star Financial, Inc. (the "Company") and its wholly owned subsidiary Northern Star Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine month periods ended March 31, 2001 and 2000, are not necessarily indicative of the results that my be expected for the entire fiscal year or any other interim period.

Note 3:  EARNINGS PER SHARE

    The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three and nine month periods ended March 31, 2001 and 2000 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 427,600 and 425,600 respectively. There were 104,600 common stock shares from stock options that were not included in the calculation of diluted earnings per share because they were anti-dilutive.

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

Note 5:  COMPREHENSIVE (LOSS)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2001	2000	2001	2000
Accumulated comprehensive income (loss) is composed of the following:
Unrealized Gains (Losses) on Securities
Beginning Balance	$(25,210)	$(27,980)	$(34,401)	$(2,500)
Current-period change and reclassifications net of tax	62,076	(1,924)	71,267	(27,404)

Ending Balance	$36,866	$(29,904)	$36,866	$(29,904)

Comprehensive income (loss) consists of the following:
Net loss	$(8,406)	$(124,343)	$(107,093)	$(492,489)
Other comprehensive income (loss)	62,076	(1,924)	71,267	(27,404)

Comprehensive income (loss)	$53,670	$(126,267)	$(35,826)	$(519,893)

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

Note 7:  SECONDARY STOCK OFFERING INITIATED/CLOSED

    The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of 50,000 shares at a minimum to a maximum of 300,000 shares of its common stock. The Registration Statement and Prospectus went effective September 18, 2000. The offering was closed on April 11, 2001 with the issuance of 51,906 shares of common stock. The Company raised equity of $220,000 net of offering costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

FINANCIAL CONDITION

Assets

    Total assets of Northern Star Financial, Inc. at March 31, 2001 were $36.4 million compared to $23.0 million in June 30, 2000, an increase of $13.4 million. Net loans increased to $22.4 million on March 31, 2001 or $5.8 million higher than the fiscal year ending June 30, 2000 total of $16.6 million. Loans to consumers led the loan growth, increasing $5.0 million to $10.7 million at March 31, 2001. Commercial and agricultural loans increased $1.5 million in the first nine months of fiscal year 2001 while real estate loans increased $599 thousand to $8.45 million during the nine months ended March 31, 2001. Loans held for sale increased $1.2 million over the same period of the prior fiscal year. There was a decline in commercial real estate receivables which is reflective of seasonal changes in construction lending activity while the increase in residential real estate lending is the result of increased home buying activity and refinancing taking place as a result of lower interest rates.

    Investment securities increased $3.4 million from $4.2 million at June 30, 2000 to $7.6 million at March 31, 2001. At March 31, 2001, the Company had $3.0 million in Federal Funds sold compared to $.3 million at the fiscal year ending June 30, 2000. Total earning assets increased to $34.7 million, or 61% above the fiscal year ending June 30, 2000 total of $21.6 million.

Liabilities

    Total liabilities at March 31, 2001 were $33.6 million compared to $20.2million at June 30, 2000, a $13.4 million increase. Deposits at March 31, 2001 were $30.7 million compared to $18.2 million at June 30, 2000, an increase of 69% or $12.5 million. During the first nine months of the fiscal year ending June 30, 2001, non-interest bearing deposits decreased $390 thousand to $1.1 million, while interest bearing deposits increased $12.4 million to $29.0million. While the total number of non-interest bearing accounts continued to grow during the period, the decrease in non-interest bearing deposit account balances was attributed to activity in a few accounts that tend to have greater balance fluctuations. The current low interest rate environment has made it more difficult to attract new deposits at favorable rates. The Bank strives to be competitive in pricing deposits, and continues to offer attractive time deposit rates to fund its high loan growth. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

    At March 31, 2001 short-term borrowings were $2.9 million, $925 thousand more than the $2.0 million at June 30, 2000. $2.8 million of this debt was incurred by the Bank through the Federal Home Loan Bank of Des Moines and was utilized to fund interest earning assets.

Non-performing Assets

    Non-performing assets of Northern Star Financial, Inc. consist of non-accrual loans, loans past due 90 days or more and property acquired through foreclosure or repossession. Non-performing assets totaled $53 thousand on March 31, 2001. The Bank did not report any assets in a non-performing status as of June 30, 2000. On March 31, 2001, non-accrual loans totaled $24 thousand and loans past due 90 days or more were $29 thousand.

    An allowance for loan losses is maintained by Northern Star Bank at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above. Northern Star Bank's allowance for loan losses of $230 thousand was 1.0% of total loans on March 31, 2001 compared with $182 thousand, or 1.08% of total loans, June 30, 2000.

RESULTS OF OPERATIONS

Net Operating Results

    For the quarter ended March 31, 2001, Northern Star's net loss was $8.4 thousand compared with a net loss of $107 thousand for the same period of 2000. Basic loss per share decreased to $0.02 for the third quarter ending March 31, 2001 from $0.25 for the third quarter ending March 31, 2000. For the nine months ended March 31, 2001, the basic loss per share was $0.29 compared to $1.16 loss for the same period last year. The improvement in earnings was attributable to increases in net interest income and non-interest income.

Net Interest Income

    Net interest income during the nine months ended March 31, 2001 increased $208 thousand to $640 thousand, up 48% from $433 thousand in the same period in 2000. Interest income on loans increased 162% to $1.4 million in the first nine months of 2001, an increase of $912 thousand over the comparable period in 2000. During the first nine months of fiscal year 2001, income on investment securities was $251 thousand compared to $137 thousand during the first nine months of 2000. Interest expense paid on deposits increased 245% from $305 thousand in the first nine months of 2000 to $1,053 thousand in the same period of time during fiscal year 2001. For the nine months ended March 31, 2001, interest income on Federal funds sold increased $56 thousand and interest expense on long-term borrowings increased $127 thousand over the comparable period in fiscal year 2000. The net interest margin was 4.67% during the first nine months of fiscal year 2000 compared to 2.99% in the same period in fiscal year 2001. The change in net interest margin is due in part to the interest rate earned on variable rate loans repricing downward quicker than interest paid on time deposits. A significant portion of time deposits are expected to reprice favorably in the next six months if the current interest rate environment remains in its present form.

Provision for Loan Losses

    The provision for loan losses during the quarter ended March 31, 2001 was $12 thousand, down $13 thousand, or 108%, from the respective period in fiscal year 2000. The higher provisions made in the fiscal year 2000 period was related to higher loan volumes.

Non-Interest Income

    For the three months ended March 31, 2001, non-interest income was $79 thousand, up $68 thousand, or 585%, compared to the respective period in 2000. This increase was attributable primarily to a $14 thousand increase in gain on sale of residential mortgage loans, a $34 thousand increase in gain on sale of securities and a $20 thousand increase in service charges on deposit accounts.

    For the nine months ended March 31, 2001, non-interest income was $139 thousand, an increase of 169% when compared to the same period of 2000. The increase was partially attributable to a 100% increase in the gain on sale of residential mortgage loans and a 206% increase in service charges on deposit accounts. Service charges on deposit accounts included an increase in the volume of deposit accounts as well as income from charges for insufficient funds and overdrafts.

Non-Interest Expense

    Non-interest expense during the third quarter of 2001increased $25 thousand, or 9.6%, to $284 thousand compared with $259 thousand during the comparable period of the prior fiscal year. This increase was attributable primarily to a 7.5% increase in salaries and employee benefits. The increase in salaries is a result of higher salaries along with an increased cost for employee benefits.

    Non-interest expense during the first nine months of fiscal year 2001 increased $40 thousand, or 5.2%, to $818 thousand when compared with the same period of fiscal year 2000. The increase was attributable primarily to a $24 thousand increase in salaries and employees benefits.

Income Tax

    The effective income tax rate for the Company was 0% for the three and nine month periods ending March 31, 2001. The expected future tax benefit of the net operating loss was approximately $3 and $42 thousand respectively and was reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Interest Sensitivity

    Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest- bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. As a result of Northern Star Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

    At March 31, 2001, Northern Star Financial, Inc. had $3.3 million in undisbursed loan commitments and expects to have sufficient funds available to meet both current and future loan commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, Northern Star Bank holds $7.6 million in investment securities. The entire amount of the investment securities portfolio is classified as available for sale. Approximately $1 million of the investment securities portfolio will mature in less than one year, with an additional $1.6 million maturing between 1 and 5 years.

    Northern Star Financial, Inc. has established an unsecured $100,000 revolving line of credit from a correspondent bank in Minneapolis, Minnesota. The interest rate to be paid under the terms of the line of credit is equal to the prime rate of interest plus one-quarter of one percent (1/4) per annum. As of March 31, 2001, $100 thousand had been advanced on the line.

Capital Resources

    Total shareholders' equity amounted to $2.75 million at March 31, 2001 compared to $2.79 million at June 30, 2000. In September of 2000, Northern Star Financial, Inc. undertook an offering of a minimum of 50,000 and a maximum 0f 300,000 shares of common stock. On the closing date of the offering, April 11, 2001, the Company issued 51,906 shares at a cost of $10.50 per share. Net of expenses of $325 thousand, the offering provided the Company with $220 thousand in additional equity. Following the close of the offering the Company injected $400,000 of additional capital into the Bank to support its continued growth and development. Northern Star Bank's average tier 1 leverage capital ratio was 7.70%, with a tier 1 risk-based capital ratio of 10.46% and a total risk-based capital ratio of 11.39%, at March 31, 2001. Each of these ratios is above the level required to be classified for regulatory purposes as "well capitalized".

Quantitative and Qualitative Disclosures about Market Risk

    Northern Star Financial, Inc.'s primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of Northern Star Financial, Inc.'s interest-earning assets and interest-bearing liabilities. Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

  •
  The interest income we earn on interest-earning assets, such as loans and investment securities; and

  •
  The interest expense we pay on our interest-bearing liabilities, such as deposits and amounts we borrow.

    In a rising interest rate environment, an asset-sensitive position (a positive gap ratio) is generally more advantageous since assets re-price sooner than liabilities. Conversely, in a declining interest rate environment, a liability-sensitive position (a negative gap ratio) is generally more advantageous as interest-bearing liabilities re-price sooner than earning assets. In our case, an increase in interest rates would result in an increase in net interest income, while a decline in interest rates would result in a decrease in net interest income. This, however, assumes that all other factors affecting income remain constant.

    Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact of changes in market interest rates on our net interest income. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects in our net interest income.

    There were no material changes in Northern Star Bank's market risk management strategy during the nine months ended March 31, 2001. Northern Star Bank is monitoring its interest rate risk in view of decreases in both short and long-term interest rates. Based on current assessments and the level of changes in interest rates, the effects are not expected to be material.

AVERAGE BALANCES, YIELDS AND RATES

    The following table sets forth, for the thee months and nine months ended March 31, 2001 and 2000, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For The Three Months Ended
	March 31, 2001			March 31, 2000
	Average Balance	Interest	Average Yield or Rates	Average Balance	Interest	Average Yield or Rates
Assets
Loans receivable	$23,679,534	$528,215	8.92%	$10,509,969	$240,290	9.14%
Investment securities	5,928,045	98,393	6.64%	4,309,477	73,166	6.80%
Federal funds sold	2,791,043	35,348	5.07%	1,152,318	15,874	5.51%

Total interest-earning assets	32,398,623	661,956	8.17%	15,971,764	329,330	8.25%
Non-interest-earning assets	1,452,535			1,081,221

Total assets	$33,851,157			$17,052,985

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$26,906,980	407,808	6.06%	$12,250,846	152,363	4.97%
Other liabilities	2,859,615	45,250	6.33%	573,276	8,606	6.00%

Total interest-bearing liabilities	29,766,595	453,058	6.09%	12,824,122	160,969	5.02%

Non-interest-bearing liabilities	1,371,273			1,334,703

Total liabilities	31,137,867			14,158,825
Stockholders' Equity	2,713,290			2,894,160
Total liabilities and stockholders' equity	$33,851,157			$17,052,985

Net Interest Spread			2.08%			3.23%
Net Interest Income/Margin		$208,898	2.58%		$168,361	4.22%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09x			1.25x
	For The Nine Months Ended
	March 31, 2001			March 31, 2000
	Average Balance	Interest	Average Yield or Rates	Average Balance	Interest	Average Yield or Rates
Assets
Loans receivable	$21,255,371	$1,475,835	9.26%	$8,393,054	$563,329	8.95%
Investment securities	4,951,469	251,192	6.76%	2,729,050	137,451	6.72%
Federal funds sold	2,363,860	104,979	5.92%	1,233,787	49,059	5.30%

Total interest-earning assets	28,570,700	1,832,006	8.55%	12,355,891	749,839	8.09%
Non-interest-earning assets	1,437,232			1,043,228

Total assets	$30,007,932			$13,399,119

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$22,815,739	1,053,714	6.16%	$8,786,143	305,121	4.63%
Other liabilities	2,703,108	138,092	6.81%	256,182	11,575	6.02%

Total interest-bearing liabilities	25,518,847	1,191,806	6.23%	9,042,325	316,696	4.67%

Non-interest-bearing liabilties	1,695,210			1,239,105

Total liabilities	27,214,057			10,281,430
Stockholders' Equity	2,793,875			3,117,689
Total liabilites and stockholders'
equity	$30,007,932			$13,399,119

Net Interest Spread			2.32%			3.42%
Net Interest Income/Margin		$640,200	2.99%		$433,143	4.67%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12X			1.37x

LOAN PORTFOLIO

    Total gross loans outstanding at March 31, 2001, including loans held for sale, was $24,230,271.

    The following table summarizes the composition of the loan portfolio as of March 31, 2001 and June 30, 2000:

			4June 30, 2000
	March 31, 2001
				% of Total
	Amount	% of Total	Amount
Commercial & Agricultural	$4,511,687	18.73%	$2,985,277	17.44%
Real Estate—construction	1,947,769	8.09%	1,543,425	9.02%
Real Estate—mortgages	6,500,142	26.99%	6,305,339	36.84%
Consumer Loans	10,686,461	44.37%	5,660,632	33.07%
Lease Financing	440,230	1.82%	622,205	3.63%

Total loans	$24,086,289	100.00%	$17,116,878	100.00%

Net Deferred Loans fees/(costs)	143,982		22,239
Less: Allowance for Loan Loss	(230,337)		(181,500)

Total Net Loans	$23,999,934		$16,957,617

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

    The information in the following table is based on the contractual maturities of individual loans, including loans which, may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties. The following table summarizes loan maturities, by type at March 31, 2001 and June 30, 2000.

	As of March 31, 2001
	One Year or Less	After One but within Five Years		After Five Years	Total
Commercial & Agricultural	$1,332,216	$2,074,210		$1,105,261	$4,511,687
Real Estate—construction	1,330,700	617,069		—	$1,947,769
Real Estate—mortgages	332,789	3,161,185		3,006,168	$6,500,142
Consumer Loans	4,756,107	4,481,708		1,448,646	$10,686,461
Lease Financing	17,938	422,292		—	$440,230

Total	$7,769,750	$10,756,464	#	$5,560,075	$24,086,289

Loans maturing after one year with
Fixed Interest Rate	$13,705,697
Floating Interest Rates	$2,610,842
	As of June 31, 2000
	One Year or Less	After One but within Five Years		After Five Years	Total
Commercial Agricultural	$1,236,383	$966,626		$782,268	$2,985,277
Real Estate—construction	641,216	902,209		—	1,543,425
Real Estate—mortgages	612,878	2,622,162		3,070,299	6,305,339
Consumer loans	4,369,052	1,032,415		259,165	5,660,632
Lease Financing	48,159	574,046		—	622,205

Total	$6,907,688	$6,097,458	#	$4,111,732	$17,116,878

Loans maturing after one year with
Fixed Interest Rate	$7,855,057
Floating Interest Rates	$2,354,133

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

    At March 31, 2001, the allowance for loan losses was $230,337 or 1% of $22,371,462 in loan receivables (net of loans held for sale). The provision for loan losses was made primarily as a result of management's assessment of general loan loss risk as the Bank's loan portfolio increased.

	Nine Months Ended March 31, 2001	Year Ended June 30, 2000
Balance at Beginning of Period	$181,500	$56,250
Charge-offs	(7,267)	—
Recoveries	3,590	—
Net Charge Offs	(3,677)	—
Additions charged to operations	$52,514	125,250

Balance at End of Period	$230,337	$181,500

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0%

    At March 31, 2001 and June 30, 2000 the allowance was allocated as follows:

	For the Three Months Ended March 31, 2001		For the Three Months Ended June 30, 2000
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & Agricultural	$19,684	18.73%	$22,155	17.44%
Real Estate—construction	10,996	8.09%	11,576	9.02%
Real Estate—mortgages	32,848	26.99%	43,907	36.84%
Consumer loans	59,660	44.37%	24,744	33.07%
Lease Financing	12,968	1.82%	4,484	3.63%
Unallocated	94,181	—	74,634	—

Total	$230,337	100.00%	$181,500	100.00%

DEPOSITS

    The following is a table of deposits by category at March 31, 2001 and June 30, 2000.

	As of March 31, 2001
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$1,101,394	3.59%	$1,329,291	5.44%	0.00%
Now	653,611	2.13%	627,905	2.57%	2.60%
Savings	6,645,004	21.68%	5,775,862	23.65%	4.10%
Time Accounts less than $100,000	17,760,972	57.94%	13,263,323	54.30%	7.01%
Time Accounts of $100,000 or more	3,990,865	13.02%	3,102,754	12.70%	7.21%
Accrued Interest Payable	501,558	1.64%	327,369	1.34%

Total Deposits	$30,653,404	100.00%	$24,426,504	100.00%

	As of June 30, 2000
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$1,491,958	8.20%	$1,175,786	10.01%	0.00%
Now	387,797	2.13%	290,036	2.47%	2.62%
Savings	5,786,894	31.81%	4,580,690	39.01%	4.03%
Time Accounts less than $100,000	8,271,953	45.47%	3,637,155	30.98%	6.15%
Time Accounts of $100,000 or more	2,129,895	11.70%	1,955,807	16.66%	6.02%
Accrued Interest Payable	125,434	0.69%	102,386	0.87%

Total Deposits	$18,193,931	100.00%	$11,741,860	100.00%

Maturity distribution of our time deposits is as follows:

	3 Months or Less	Over 3 Months thru 12 Months	Over 12 Months	Total
As of March 31, 2001
Time Accounts less than $100,000	$3,419,611	$8,275,081	$6,066,280	$17,760,972
Time Accounts of $100,000 or more	1,116,663	1,855,714	1,018,488	3,990,865

Total	$4,536,274	$10,130,795	$7,084,769	$21,751,837

	3 Months or Less	Over 3 Months thru 12 Months	Over 12 Months	Total
As of June 30, 2000
Time Accounts less than $100,000	$827,363	$5,115,132	$2,329,459	$8,271,953
Time Accounts of $100,000 or more	—	1,409,895	720,000	2,129,895

Total	$827,363	$6,525,027	$3,049,459	$10,401,848

PART II
OTHER INFORMATION

Item 1.		Legal Proceedings
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
Exhibit 99.1 Press Release dated May 9, 2001
	b)	Reports
None

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.
Date: May 8, 2001	By:	/s/ THOMAS P. STIENESSEN
Thomas P. Stienessen, President and Chief Executive Officer
Date: May 8, 2001	By:	/s/ FRANK L. GAZZOLA
Frank L. Gazzola, Chief Financial Officer

QuickLinks

Northern Star Financial, Inc. Index to Form 10-QSB March 31, 2001
Northern Star Financial Summary Financial Data
Northern Star Financial, Inc. and Subsidiary Consolidated Statements of Financial Condition
Northern Star Financial, Inc. and Subsidiary Unaudited Consolidated Statements of Operations
Northern Star Financial, Inc. and Subsidiary Unaudited Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (Unaudited)
PART II OTHER INFORMATION
SIGNATURES