Form 10KSB
period 2001-06-30
NORTHERN STAR FINANCIAL INC
filed 2001-09-24
CIK 1068179

Use these links to rapidly review the document
INDEX
ITEM 7. FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2001

Commission file number 000-25231

NORTHERN STAR FINANCIAL, INC.
(Name of Small Business Issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1912467 (IRS Employer Identification Number)
1650 Madison Avenue, Mankato, Minnesota 56001 (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (507) 387-2265

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value per share

    Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

    Issuer's revenues for its most recent fiscal year: $2,515,060

    The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 17, 2001 was approximately $401,136 based upon the average high and low bid prices of the Registrant's Common Stock on such date.

    There were 479,506 shares of Common Stock, $.01 par value, outstanding as of June 30, 2001

DOCUMENTS INCORPORATED BY REFERENCE

    Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

    Transitional Small Business Disclosure Format (check one). Yes / /  No /x/

PART I

ITEM 1. DESCRIPTION OF BUSINESS

    This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of varies factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

    On May 22, 2001 we received permission to establish a banking facility at 300 East Saint Germain Street in the city of St. Cloud, Minnesota. Regulatory approvals require us to maintain a Tier One Leverage Capital Ratio of 8% or greater for the first two years of operation of the St. Cloud bank facility.

    We injected $1 million of additional capital on August 14, 2001. The capital was raised through the sale of $1,000,000.00 of convertible subordinated unsecured notes. The notes were issued for a three-year term and bear interest at the rate of eight percent per annum payable quarterly. Investors in the notes were granted the right to convert their investment into shares of Northern Star Financial, Inc. common stock at the rate of $10.50 per share any time prior to maturity.

    As an additional means to provide financial support for expansion into the St. Cloud market, we arranged for a $500,000 increase in our line of credit previously established through a correspondent bank

    We have entered into a 10-year lease agreement with INH Property Management, Inc. to lease approximately 5,000 square feet of a two-story multi tenant bank building. We have invested approximately $275,000 in leasehold improvements, furniture, fixtures and equipment for the facility.

    The St. Cloud Bank initial staffing levels consists of one part-time and five full-time employees. Northern Star Bank commenced operations in St. Cloud on August 15, 2001.

GENERAL

    Our operating subsidiary, Northern Star Bank, (referred to as "the Bank", "our Bank" or "Bank") is a community bank providing a broad range of commercial and retail banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in the communities we serve.

    We believe that businesses and individuals in our market areas are under-served by the larger regional and national lending institutions that have acquired local banking and savings institutions in our market areas. As a community bank, we seek to provide our banking customers with the technological and staff support that today's market requires, and make available a broad range of products while providing personalized service. We are managed by individuals who have lived and worked in our markets for many years and believe that we can leverage the experience of our management to grow our business. By combining support with the products and services our customers require and our local management and personalized service, we seek to foster a business that enables us to effectively compete in our markets with other financial institutions of all sizes.

DEPOSITS

    We offer a full range of deposit services that are typically available in most banks and savings associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market areas at rates competitive to those offered in the Mankato and St. Cloud, Minnesota areas. In addition, we offer certain retirement account services and sweep accounts, such as Individual Retirement Accounts (IRAs).

LENDING ACTIVITIES

    General.  We emphasize a range of lending services, including commercial, real estate, and consumer loans, to individuals and small to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market areas.

    Commercial, Lease and Agricultural Loans.  We make loans for commercial purposes in various lines of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principal owners of the business. For loans secured by accounts receivable or inventory, the principal amount of a loan will typically be repaid as the assets securing the loan are converted into cash, and in other cases, the principal amount of a loan will typically be due at maturity. The primary economic risk associated with each category of loans, including commercial loans, is the creditworthiness of our borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in our principal market areas. We expect to make a significant portion of our commercial loans to small to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

    Real Estate Loans.  One of the primary components of our loan portfolio are loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are included as they are classified as consumer loans). The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit will typically expire ten years or sooner after origination. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of short-term loans. Management attempts to reduce credit risk in its commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

    Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically will carry balances of less than $25,000 and, in the case of non-revolving loans, will be amortized over a period not to exceed 60 months. Ninety-day term loans typically bear interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of our borrowers. The principal competitors of consumer loans will be the established banks in our principal market area.

    We purchase consumer automobile installment sales contracts from Mankato area automobile dealers. Installment sales contract receivables increased our consumer loans $4.93 million dollars during fiscal year 2001 as compared to the prior fiscal year.

    Financial accounting standards require us to recognize the related loan fees, certain direct loan origination costs, and purchase premiums and discounts on loans as an adjustment of yield by the interest method based upon the contractual terms of the loan.

    Loan Approval and Review.  Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit. We have established a directors' loan committee that has lending limits, and any loan in excess of this lending limit will be approved by the directors' loan committee. We will not make any loans to any director, officer, or employee of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

    Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law. While differing lending limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, we are subject to a loan-to-one-borrower limit. Since the enactment of the FIRREA in 1989, we generally may not make loans to one borrower and related entities in an amount which exceeds 15% of the Bank's unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Unless we are able to sell participations in our Bank's loans to other financial institutions, we will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

    Other services we provide include telephone banking, cash management services, safe deposit boxes, traveler's checks, and direct deposit of payroll and social security checks. We are associated with a shared network of automated teller machines that may be used by our customers throughout Minnesota and other regions and permit customers to access their funds 24 hours a day from locations outside our primary market area. We also offer MasterCard and VISA credit card services through a correspondent bank as an agent.

LOCATION AND SERVICE AREA

    Our principal market area is the Minnesota counties of Blue Earth, Nicollet, Stearns, and Sherburne, which includes the communities of Mankato, North Mankato, and St. Cloud, Minnesota, from which we are expected to draw a significant portion of our business. Approximately 85,000 people reside in Mankato and surrounding area and 191,000 people reside in the St. Cloud and surrounding area. The 1999 median household income of residents living in our principal market areas was approximately $43,000.

MARKETING FOCUS

    We believe that local bank branches of large regional banks and a limited number of small community banks provide the majority of the banking services within its principal market area. We believe there is a need for a locally operated and managed community banks and believe that we can successfully fill this need. We will concentrate our efforts on attracting and servicing individuals and small to medium-sized businesses. We also plan to utilize newspaper, radio and billboard advertising in our principal market area. We intend to emphasize our local management and ownership and community focus, our ability to provide personalized service and our competitive products and services.

COMPETITION

    The business of operating a community bank is highly competitive. We compete with community and national banks, credit unions, thrifts, and non-financial institutions such as insurance companies and investment banks. Our principal market areas, the two Minnesota counties of Blue Earth and Nicollet, are served by 21 different banks, two federal savings banks and five credit unions and our new market area, Stearns County is served by 20 banks, 1 federal savings bank, and 7 credit unions. Most, if not all, of our competitors have substantially greater financial resources than we do. We believe our competitive strength will lie in providing long-term, relationship-oriented banking services by management and employees with strong ties to the Mankato and St. Cloud areas. We expect to target all residents of our principal market areas, especially local businesses and homeowners.

SUPERVISION AND REGULATION

General

    Commercial banking is highly regulated at both the federal and state level. In addition to a variety of generally applicable state and federal laws governing businesses and employers, we are extensively regulated by special laws applicable only to financial institutions. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. Deposits, reserve, capital, investments, loans, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, the scope of activities and other aspects of our operations are subject to regulation. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the financial institution and the federal deposit insurance systems or the protection of consumers or classes of consumers, rather than the specific protection of our shareholders.

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

    Supervision.  As a bank holding company, we are subject to regulation by the Federal Reserve Board under the BHC Act and various regulations adopted by the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board also may examine the Company. We are not currently subject to any formal or informal enforcement actions by any bank regulatory office as a result of such examination or for any other reason. The Federal Reserve Board also has authority, in certain circumstances, to approve or disapprove stock redemptions, changes in ownership or control, and dividend payments. The Federal Reserve Board may also require that we terminate an activity or terminate control of or liquidate or divest certain non-bank subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, we are required by the Federal Reserve Board to maintain certain levels of capital.

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

    Regulatory Capital Requirements.  The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a capital leverage requirement expressed as a percentage of total assets, (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets, and (iii) a Tier 1 leverage requirement expressed as a percentage of total assets. Tier 1 capital consists of common stockholders' equity, qualifying preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. The failure of a bank holding company to meet its risk-weighted capital ratios may result in supervisory action, as well as an inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination. The federal bank regulators have proposed changes to capital requirements for banking organizations. The effect of any future change in the required capital ratios cannot be determined at this time.

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

    Acquisition Limitations.  Under the BHC Act, the Company must obtain prior Federal Reserve approval before it acquires direct or indirect ownership or control of any voting shares of any bank or other bank holding company if, after such acquisition, it will own or control directly or indirectly more than 5% of the voting stock of the entity, unless it already owns a majority of the voting stock of the entity. The Company also must obtain prior Federal Reserve approval before it acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company. The Company will be, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of a company which is not a bank or a bank holding company, and must engage in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary Banks. The Federal Reserve, by order or regulation, may authorize the Company to engage in or acquire stock in a company engaged in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. In reviewing any application or proposal by the Company, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the Company and the banks concerned, the convenience and needs of the community to be served, as well as the probable effect of the transaction upon competition. Decisions by the Federal Reserve under the BHC Act have underscored the importance placed by the Federal Reserve upon the record of the applicant and its subsidiary banks in meeting the credit needs of its community in accordance with the Community Reinvestment Act of 1977. See "Community Reinvestment Act" below.

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

    Supervision.  The Bank, as a state chartered banking corporation, is subject to primary supervision, examination and regulation by the Minnesota Department of Commerce ("MDOC") and the Federal Deposit Insurance Corporation ("FDIC"). Various requirements and restrictions under the laws of the State of Minnesota and the United States also affect the operation of the Bank. These statutes and regulations relate to many aspects of the operations of the Bank, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Some of these statutes and regulations and their effect on the Bank are discussed below. Moreover, from time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made. The likelihood of any major changes and the impact of such changes are impossible to predict.

    Deposit Insurance.  As an FDIC-insured institution, the Bank will be required to pay deposit insurance premium assessments to the FDIC. The amount each insured depository institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Bank Insurance Fund ("BIF") member institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium (currently 0% of deposits) while BIF-member institutions that are under capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium (currently up to 0.27% of deposits).

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

    Payment of Dividends by the Bank.  There are state and federal statutory and regulatory requirements limiting the amount of dividends, which may be paid to the Company by the Bank. Generally, a bank may pay cash dividends out of current operating earnings to the extent that the current rate of earnings retention is consistent with the bank's capital needs, asset quality and overall financial condition. The governing regulatory agency has the authority to prohibit the Bank from engaging in business practices which the governing regulatory agency considers to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank, that the governing regulatory agency may assert that the payment of dividends to the Company by the Bank might, under some circumstances, be such an unsafe and unsound practice.

    For example, as a prerequisite to the payment of dividends, Minnesota Statutes, section 48.09, subd. 1, requires the Bank to set aside all of its net profits to a surplus fund until the surplus fund is equal to 20% of the Bank's capital stock, and 10% of its net profits while the surplus fund is equal to between 20% and 50% of the Bank's capital stock. Even when the surplus fund requirements are met, all bank decisions regarding dividends are subject to the MDOC approval.

    Common Liability.  Under federal law, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default.

    Affiliate Transaction Limitations.  Financial institutions are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investment in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets from the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank and any other subsequently acquired bank unless the loans are secured by marketable obligations of specified amounts. Further, such secured loans, investments and other transactions between the Bank and the Company or any other affiliate are limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans, investments and other transactions are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Such transactions must also comply with regulations prohibiting terms that would be preferential to the Company or other affiliates of the Bank. Early in 2001, the Federal Reserve issued, for public comment, a new Regulation W to implement federal laws governing transactions between affiliates.

    Regulatory Capital Requirements.  The Bank is required to comply with capital adequacy standards set by the respective primary federal regulatory agency. The regulations may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are two basic measures of capital adequacy: a risk-based capital measure and a Tier 1 leverage measure.

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

    As a result of the FDIC Improvement Act of 1991, the federal bank regulatory agencies are directed to adopt regulations defining banks as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the law, depending upon the bank's classification, a bank may be directed to prepare and implement a capital restoration plan, to be guaranteed by its parent bank holding company. Further, banks are subject to increased restrictions upon activities and heightened regulatory supervision as capital classifications decline.

    Generally, under regulations adopted by all of the bank federal regulatory agencies, "well capitalized" has been defined as an institution with a total capital to risk-based asset ratio of 10%, a Tier 1 capital to risk-based asset ratio of 6% and a Tier 1 leverage ratio of 5%. The regulations further provide that an "adequately capitalized" institution must have a total capital to risk-based asset ratio of at least 8%, a Tier 1 capital to risk-based asset ratio of 4% and a Tier 1 leverage ratio of 4%. Institutions not satisfying the requirements for "adequately capitalized" will be deemed "undercapitalized." Institutions with a total capital to risk-based asset ratio of 6% or less, a Tier 1 capital to risk-based asset ratio of 3% or less, or a Tier 1 leverage ratio of 3% or less will be deemed "significantly undercapitalized." Finally, the regulations provide that an institution with a Tier 1 leverage ratio of less than 2% will be deemed "critically undercapitalized." Federal bank regulatory agencies, including the FDIC, are authorized to down-grade a financial institution from one capital category to the next if an examination reveals that the asset quality, management, earnings or liquidity of that institution are less than satisfactory. Under the regulations, as of June 30, 2001 the Bank is classified as "well capitalized."

    Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems, internal audit systems, credit writing, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees, and benefits.

    Effective July 1, 2001, the federal banking agencies issued a new Appendix B to the Safety and Soundness Guidelines to implement sections 501 and 505(b) of the Gramm-Leach-Bliley Act ("GLBA"). These new standards are part of the new privacy provisions in GLBA and are titled Interagency Guidelines Establishing Standards Safeguarding Customer Information. Under these standards, a financial institution must establish an information security program to identify and assess the risks that may threaten customer information; develop a written plan containing policies and procedures to manage and control these risks; implement and test the plan; and adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security. The standards set forth specific security measures that institutions should consider and must adopt as appropriate. Each institution may, however, implement a security program appropriate for its size and complexity and the nature and scope of its operations.

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

    Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") allowed the responsible Federal banking agency to approve applications for mergers of depository institutions across state lines without regard to whether such activity is contrary to state law. Any state could, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The effect of opting out was to prevent banks chartered by, or having their main office located in, such state from participating in any interstate branch merger. Each state was permitted to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The RNA also imposed limitations on the aggregate amount of deposits held by the surviving bank and all of its insured depository institution affiliates. Minnesota authorized interstate branching effective June 1, 1997. It exercised its discretion, however, to retain a minimum age requirement (or "seasoning requirement") of 5 years. Therefore, the Bank may not be acquired by an out-of-state bank nor may the Bank merge into an out-of-state bank for 5 years after its creation. Nevertheless, the RNA could present acquisition and branching opportunities to the Company, and could allow out-of-state banks easy access to markets currently served by the Company thereby increasing competition.

    Community Reinvestment Act.  The Community Reinvestment Act of 1977 ("CRA") requires a financial institution to help meet the credit needs of its entire community, including low-income and moderate-income areas. On May 3, 1995, the federal banking agencies issued final regulations, which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating and supervising bank and holding company activities; for example, CRA performance may be considered in approving proposed bank acquisitions.

    Consumer Protection.  Banks are subject to a variety of laws and regulations promulgated to provide consumer protection. These laws can be grouped into three general categories: disclosure laws, civil rights laws, and laws designed to provide safeguards against specific abuses in the extension, collection, and reporting of consumer credit. Examples of disclosure laws are the Truth in Lending Act and the Federal Reserve's Regulation Z, the Consumer Leasing Act of 1976 and the Federal Reserve's Regulation M, the Real Estate Settlement Procedures Act of 1974 and Regulation X of the Department of Housing and Urban Development, the Electronic Fund Transfer Act and Federal Reserve Regulation E, the Expedited Funds Availability Act of 1987 and Federal Reserve Regulation CC, and the Truth in Savings Act the and Federal Reserve's Regulation DD.

    The second category of laws, the civil rights laws, are aimed at eliminating invidious discrimination. Under the laws, lenders are not allowed to make lending decisions on any factors that are unrelated to a person's creditworthiness. These laws include the Equal Credit Opportunity Act and the Federal Reserve's Regulation B, the Fair Housing Act of 1968, the Home Mortgage Disclosure Act of 1975 and the Federal Reserve's Regulation C, and the Community Reinvestment Act of 1977 discussed above.

    The third category of laws address problems that arise in particular aspects of credit transactions. These laws include the Fair Credit Reporting Act of 1970, the Fair Debt Collection Practices Act of 1977, the Right to Financial Privacy Act of 1978, and the National Flood Insurance Act.

    The most recent consumer legislation was passed by Congress in 1999 as part of the GLBA. Title V of GLBA contains new privacy requirements. Under GLBA and regulations implemented by the federal banking regulators, a financial institution must (i) provide consumers and customers with a notice of the financial institution's privacy policies and practices; (ii) provide customers, during the continuation of a customer relationship, with an annual privacy notice; and (iii) provide consumers and customers with an opportunity opt-out of having their nonpublic personal financial information shared with nonaffiliated third parties if disclosure does not fit within one of the exceptions contained in the law.

    Banking regulators examine banks and bank holding companies for compliance with consumer protection laws. Violations of these laws can result in substantial regulatory penalties and related administrative actions, as well as suits by private parties.

EMPLOYEES

    The Bank has 14 full-time employees including 5 in St. Cloud and 3 part-time employees including 1 in St. Cloud. The Company has only one employee, Thomas Stienessen, who is also the President and Chief Executive Officer of the Bank. The Bank's employees are not represented by a collective bargaining agreement.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

    Reference is made to the statistical and financial data contained in "ITEM 6—MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," for statistical and financial data providing a review of the Company's business activities.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company and Bank's office is located at 1650 Madison Avenue, Mankato, Minnesota. The Bank has entered into a 10 year lease agreement to rent approximately 5,000 square feet. Pursuant to the lease agreement, the Bank pays monthly rent of approximately $6,042 during the first three years of the lease, $6,250 a month for the next three years and $6,458 per month for the last four years of the lease term. The Bank has the option to extend the lease term for two consecutive five year periods with a right of first refusal on any additional space that becomes available. The Bank's office includes a teller line with three tellers, two platform positions, a drive-through window and executive and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

    There are no material litigation or other legal proceedings pending against the Company or the Bank or any of their property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol "NSBK" since February 2, 1999. Quotations in the following table represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Common Stock
Fiscal Quarter Ended
	High Bid	Low Bid
March 31, 1999	$10.00	$10.00
June 30, 1999	11.50	9.50
September 30, 1999	12.00	10.00
December 31, 1999	11.00	10.00
March 31, 2000	10.50	9.00
June 30, 2000	9.00	6.00
September 30, 2000	10.50	6.43
December 31, 2000	6.50	6.00
March 31, 2001	10.50	7.00
June 30, 2001	10.50	10.00

    At August 14, 2001 the last sale price for the Company's Common Stock was $6.00 per share. At June 30, 2001, there were issued and outstanding 479,506 shares of Common Stock of the Company held by 50 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

    The Company has paid no dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This section presents management's review of the operating results and financial condition of Northern Star Financial, Inc. (the "Company") and its subsidiary, Northern Star Bank (the "Bank"). This section provides information which is not otherwise apparent from the Consolidated Statements of Financial Condition, Income, Stockholders' Equity and Cash Flows and is intended to assist readers in understanding the Company's performance and financial condition.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING INFORMATION AND ACTUAL RESULTS MAY DIFFER

    Statements that Northern Star Financial may publish, including those in this Annual Report on Form 10-KSB that are not strictly historical are "forward looking" statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about the Company's plans, objectives, expectations and intentions that are not historical facts. When used in this Annual Report, the words "expects", "anticipates", "plans", "believes", "seeks", "estimates", and similar expressions are generally intended to identify forward-looking statements. Statements made in this Annual Report regarding the Company's beliefs and expectations that (i) it expects to be able to maintain or slightly improve its net interest margin in a declining rate environment; (ii) loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions; (iii) the present loan allowance is adequate; (iv) the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs; and (v) it expects a decrease in the overall cost of money during fiscal year 2001 are "forward looking" statements which involve known and unknown risks and uncertainties that may cause the actual results to differ materially from those expected and stated in this announcement.  Actual results could differ as a result of: (i) a further slowdown of economic growth in the United States, particularly in the Company's market areas; (ii) an increase in loan defaults; (iii) changes in consumer behavior resulting from the September 11, 2001 attack on the United States and changes in federal and state laws; (iv) increased competitions from other financial and non-financial institutions; (v) the failure of the Company to successfully implement its growth strategy; and (vi) and increase in operating expenses due to the Company's expansion into St. Cloud, Minnesota.

BUSINESS

    The Company is a bank holding company. Its subsidiary, Northern Star Bank, is a state-chartered commercial bank providing a broad range of commercial and retail banking services designed to meet the borrowing and depository needs of small and mid-sized businesses and consumers in the Cities of Mankato and St. Cloud as well as the counties of Blue Earth, Nicollet, Benton, Stearns and Sherburne. We offer a full range of lending services including commercial, real estate and consumer loans. Unless indicated otherwise the results of operation of the Company include the results of operation of Northern Star Bank.

    The principal business of the Company consists of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to originate commercial, commercial real estate, residential, agricultural, automobile and other consumer loans. The Company also originates construction loans and invests in securities. The Company's results of operations are primarily dependent on its interest rate spread, which is the difference ("spread") between the average yield on interest-earning assets, such as loans, and investment securities and short-term interest bearing deposits and the average rate paid on interest-bearing liabilities, such as deposits and borrowings. The spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition to credit risk, the Company is subject to interest rate risk to the degree that its interest-earning assets mature or re-price at different times, or on a different basis, than its interest-bearing liabilities.

    The Company's results of operations also depend upon, among other things, the level of fee income, gains or losses on the sale of loans and other assets, provisions for possible loan losses, income derived from subsidiary and investment activities, operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses.

    The Company is affected by prevailing economic conditions, including federal monetary and fiscal policies, as well as by federal regulation of financial institutions. Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investments and the level of personal income and savings within the institution's market area. In addition, deposit balances are influenced by the perceptions of customers regarding the stability of the financial markets and financial services industry. Management expects to retain a significant portion of existing deposit balances by offering competitive rates on such deposits. The Bank has adopted a strategy of employing Federal Home Loan Bank (FHLB) advances to supplement deposits. FHLB advances are expected to augment the liquidity necessary to fund lending operations and investment opportunities. Lending activities are influenced by demand for housing, consumer and commercial loans as well as competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan payments, borrowings, the sale of loans and other assets and funds provided from operations.

RESULTS OF OPERATIONS

    The Company's fiscal year 2001 net loss of $91 thousand represents a 85% decrease in net losses and a decrease of $1.21 in losses per share when compared to fiscal year 2000. Returns on average assets for fiscal years 2001 and 2000 were (.29%) and (3.94%) respectively. The decrease in losses was due to an increase in the volume of earning assets, and increased fees and service charges on deposit accounts and loans originated for sale.

NET INTEREST INCOME

    Interest income increased by $1.35 million during fiscal year 2001 to $2.52 million as compared to $1.7 million for fiscal year 2000. A 114% increase in the level of average earning assets and a corresponding increase in interest income resulted in the earnings improvement. A 121% increase in average loans outstanding was the result of a good local economy that was spread across all types of loans. The funding of the asset growth was from deposits of local customers, by way of time deposits and money market accounts.

    The Company's net interest margin was $825,877 for fiscal year 2001 compared to $624,019 for fiscal year 2000. The increase was due to a 113.95% increase in average earning assets. The Bank had a spread (the difference in rates earned on assets and the interest rates paid on liabilities) of 2.12% during fiscal year 2001 compared to 3.23% during fiscal year 2000. The overall cost of funds reflected the high level of competition for deposits in the Bank's service area, which has traditionally paid higher rates on deposits than larger, statewide financial institutions. The deposit increase was the result of growth in the area of time deposit accounts and money market accounts, which were obtained primarily from customers in the immediate service areas.

    Loans (net) outstanding at fiscal year end June 30, 2001 increased 41.48% over amounts at June 30, 2000. The loan increase was the result of continued efforts to increase lending in our existing market. Loan growth was funded primarily by deposit growth. The increase in the dollar amount of net interest margin for fiscal year 2001 over fiscal year end 2000 is the result of an annualized growth in earning assets. Average interest rates paid on deposits are expected to decline over the next twelve months as the result of recent Federal Reserve Bank's rate cuts. The Bank's loan portfolio is subject to repricing opportunities within the next twelve months and the Company expects to be able to maintain or slightly improve its net interest margin in a declining rate environment.

PROVISION FOR LOAN LOSSES

    The Company's provision for loan losses was $57,514 for fiscal year 2001. This was a $67,736 decrease when compared to a $125,250 provision made during fiscal year 2000. The lower provision for loan losses was due to lower levels of lending during fiscal year 2001 as compared to fiscal year 2000. Net loan losses were $4,025 during fiscal year 2001 compared to zero during fiscal year 2000. The Company's two-year charge off rate compares favorably with its peer group.

NONINTEREST INCOME

    Overall noninterest income increased during fiscal year 2001 by 256% when compared with fiscal year 2000 operations. Increases in service charge income were the result of volume increases and increased fees assessed bank customers for checks written on accounts with insufficient funds. Other operating income increased due to $74,047 of additional gains from the sale of residential mortgage loans. Gains of $51,761 from the sale of investments during fiscal year 2001 were primarily the result of management's ability to anticipate which of the bank's securities were likely to be called in an declining interest rate environment. The Company did not record any gains on the sale of securities during fiscal year 2000.

NONINTEREST EXPENSES

    Total noninterest expenses increased 4.07% in fiscal year 2001 when compared with fiscal year 2000 operations. Salaries and benefits increased 9.25% due to the increase in staff, merit and inflationary raises and higher benefit costs. Full time equivalent employees increased by one during fiscal year 2001 due mainly to higher numbers of loan and deposit accounts as compared to fiscal year 2000. The costs of occupancy and equipment remained relatively stable during the fiscal year. Data processing expenses increased by 75.0% due to general asset growth and expanded customer service. Other operating expenses increased 28.5%. Noninterest expense as a percentage of average assets was 3.47% in fiscal year 2001 compared to 6.94% during fiscal year 2000. These ratios compare favorably to the Company's peer group.

DISCONTINUED OPERATIONS/JOINT VENTURE

    In July 1999, we entered into a joint venture with First Federal Savings Bank by acquiring a 49 percent joint interest in Homeland Mortgage Company, LLC, in exchange for a total cash consideration of $196,000. Homeland's primary business is originating residential real estate loans that are secured by first and second mortgages and sold into the secondary mortgage market. For the years ended June 30, 2001 and June 30, 2000 we incurred a loss from our investment in Homeland of $15,220 and $113,428 respectively.

    On August 25, 1999 the Federal Reserve Board initiated a policy of increasing interest rates in a effort to reduce the rate of inflation in the economy. The action of the Federal Reserve Board resulted in a slow down in activity associated with the purchase and refinancing of residential properties thereby affecting the ability of Homeland to generate new loans and the related income. As a result of this, we sold our minority interest in Homeland on September 1, 2000 for approximately $68,000. Our investment in Homeland was accounted for by use of the equity method and is presently accounted for as a discontinued operation.

FINANCIAL CONDITION

    Gross loans outstanding increased $7.3 million or 43% in fiscal year 2001. All loan types recognized growth. The loan to deposit ratio was 73% at June 30, 2001 compared to 94% at June 30, 2000. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

    Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been discontinued. Loans are placed in non-accrual status when the collection of principal or interest is 90 days past due and collection is uncertain based on the net realizable value of the collateral and/or the financial strength of the borrower. Also, the existence of any guaranties by federal or state agencies is given consideration in this decision. The policy is the same for all types of loans. Restructured loans are loans, as to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Non-performing loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. There were no non-performing loans for the year ended June 30, 2001 or June 30, 2000.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk.

    Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Bank's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Bank's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was 1.00% at fiscal year end June 30, 2001 compared to 1.10% at fiscal year end June 30, 2000. Management believes the present allowance is adequate based on its knowledge of the loan portfolio and historical performance.

    The allowance for loan losses is computed quarterly and adjusted prior to the issuance of the quarterly financial statements. The Bank's board of directors at its regular meetings approves all loan losses charged to the allowance. Due to our lack of operating history, the allowance is reviewed for adequacy after considering historical loss rates of our peer group, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formulae. There have been no changes in the methodology or assumptions used during the last two years. Additionally we have made allocations of the allowance to address unknown risks associated with new credits as well as for loans in process. We have had no impaired loans or troubled loans restructured.

    Net loans charged-off as a percentage of average loans outstanding for the fiscal year ending June 30, 2001 and 2000 was insignificant. While fiscal year 2001 losses were slightly above prior fiscal year amounts, management considers them to be reasonable.

SECURITIES

    The Bank's securities portfolio serves several purposes. Portions of the portfolio are available to secure certain public deposits. The remaining portfolio is held as investments or used to assist the Bank in liquidity and asset liability management. During fiscal year 2001, total securities increased to

$9.62 million or 24.59% of total assets at fiscal year end June 30, 2001. Total securities were $4.21 million or 18.33% of total assets at fiscal year ended June 30, 2000.

    The securities portfolio consists of securities available for sale and they are recorded at fair market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's purchases of securities have generally been limited to securities of high credit quality with short to medium term maturity. Management has generally kept the maturity of investments relatively short providing for flexibility in investing. Such a philosophy allows the Company to better match deposit maturity with investment maturity and thus respond more quickly to interest rate changes.

DEPOSITS

    The Bank's predominant source of funds is local deposits. The Bank's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Bank's deposits are provided primarily by individuals and businesses located within the communities served.

    The average balance of interest bearing deposits increased by 135.86% during fiscal year 2001 over average levels during fiscal year 2000. The average rate paid on deposits increased to 6.09% during fiscal year 2001 from 4.95% during fiscal year 2000. The majority of the Bank's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

BORROWED MONEY

    The Company occasionally borrows funds from the Federal Home Loan Bank to reduce market rate risks or to meet a short-term funding needs. Borrowings from the Federal Home Loan Bank allows the Bank to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability. The Bank had other borrowings during fiscal year 2001 of $2,875,000 and repayments within the year of $1,950,000 resulting in a net increase in borrowings of $925,000.

CAPITAL RESOURCES

    The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

    The primary indicators relied on by the Minnesota Department of Commerce, the Federal Deposit Insurance Corporation and the Federal Reserve Board in measuring strength of capital position are the Tier 1 Capital, Total Capital and Leverage or Risk Based Capital ratios. Tier 1 Capital consists of common stockholders' equity. Total Capital consists of Tier 1 Capital and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.

    As of the fiscal year ending June 30, 2001, the Company and the Bank met all capital adequacy requirements to which it is subject.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Bank's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

    Additional sources of liquidity available to the Bank include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Bank also maintains lines of credit with correspondent financial institutions and the Federal Home Loan Bank of Des Moines. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund the net increase in loans.

    The investing activity saw a net increase in loans of $7,314,716, an increase in interest bearing deposits of $14,771,678 and an increase in investments and fed funds sold of $8,545,569. New equipment and facility additions were $17,317 during fiscal year 2001 compared with $12,181 during fiscal year 2000. Funding these investments was an increase in deposits, investments and borrowed funds.

    In the fiscal year ending June 30, 2001, cash and due from banks increased $485,035 as cash provided by operations and financing activities was more than cash used in investing activities. The Bank increased liquidity during fiscal year 2001 in anticipation of larger cash requirements resulting from the expansion into the St. Cloud market.

    Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

    At fiscal year end June 30, 2001, the Company had a negative gap position as of twelve months into the future. The Company expects a decrease in the overall cost of money during fiscal year 2001 due to the maturity of certificates issued at higher rates and a slight decrease in other deposit rates.

    With the largest amount of interest sensitive assets and liabilities repricing within one year, the Company monitors this position closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in the net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does periodically review its cumulative position of interest sensitive assets and liabilities.

    The Company's commercial and real estate loans are typically made with repricing frequencies of three months to three years. Installment loans generally have a fixed rate of interest but have limited amortization periods. For this reason, approximately 50% of all loans will re-price or mature within three years of June 30, 2001. These loans have an average life to maturity of less than three years. Management believes that its philosophy of requiring loan repricing within a three to five year period to be the most prudent approach to asset/liability management.

    In the area of investments, the Company employs a management technique known as "laddering" to minimize interest rate exposures and provide a constant flow of maturities subject to repricing at current market rates. To assist in the management of investments, the Company employs an independent investment counsel that advises it in planning and risk diversification. The Company utilizes many forms of investments including high-grade commercial paper, mortgage-backed securities issued by federally chartered institutions, US Treasury and US Agency securities. The Company does not employ the use of derivatives in its approach to controlling market risk. All of the Bank's investments in securities are classified as available for sale.

SECONDARY STOCK OFFERING AND ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES

    In September of 2000, the Company undertook an offering of a minimum of 50,000 and a maximum of 300,000 shares of common stock. On the closing date of the offering, April 11, 2001, the Company issued 51, 906 shares at a price of $10.50 per share. Net of expenses of $325 thousand, the offering provided the Company with $220 thousand of additional equity. Following the close of the offering the Company injected $400 thousand of additional capital into the Bank to support its continued growth and development.

    The Company raised $1 million through the sale of convertible subordinated unsecured notes. The notes were issued for a three-year term and bear interest at the rate of eight percent per annum payable quarterly. Investors in the notes were granted the right to convert their investment into shares of Northern Star Financial, Inc. common stock at the rate of $10.50 per share any time prior to maturity.

RETURN ON EQUITY AND ASSETS

    The following table shows the return (loss) on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for fiscal years 2001 and 2000. Since its inception, the Company has not paid any cash dividends. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations.

	For the Year Ended June 30, 2001	For the Year Ended June 30, 2000
Return (loss) on average assets	(.29)%	(3.94)%
Return (loss) on average equity	(3.49)%	(19.51)%
Equity to assets ratio	8.19%	20.20%

BORROWINGS

    Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. If the need arises, the Bank may rely upon advances from the Federal Home Loan Bank of Des Moines to supplement its supply of lendable funds and to meet lending and deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the Bank's security portfolio. In addition to borrowings from FHLB, the Company had a fully advanced unsecured line of credit in the amount of $100,000 with a correspondent bank in Minneapolis, Minnesota.

	As of and for the Year Ended June 30,
	2001	2000
Maximum Balance	$2,875,000	$1,950,000
Average Balance	2,789,559	425,409
Balance at end of period	2,875,000	1,950,000
Weighted average rate:
at end of the period	5.54%	6.85%
during the period	6.67%	6.17%

CAPITAL ADEQUACY

    There are now two primary measures of capital adequacy for banks and banking holding companies: (i) risk-based capital guidelines and (ii) leverage ratio.

    The risk based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common stockholders' equity, non-cumulative and cumulative perpetual preferred stock (bank holding companies only) and minority interest. Goodwill is subtracted from the total. Tier 2 capital, consists of the allowance for loan loss, hybrid capital instruments, and term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0% with at least 4.0% consisting of Tier 1 capital.

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

    The table below illustrates the Bank's and Company's regulatory capital (in thousands) and ratios at June 30, 2001:

					To Be Well Capitalized Under Prompt Corrective Action Provision
			For Capital Adequacy Purposes
	Actual
As of June 30, 2001:
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital
(to Risk Weighted Assets)	$3,724	12.25%	$2,139	8.00%	$2,674	10.00%
Tier I Capital
(to Risk Weighted Assets)	$3,039	11.36%	$1,069	4.00%	$1,604	6.00%
Leverage Ratio Tier I Capital
(to Average Assets)	$3,039	8.00%	$1,519	4.00%	$1,900	5.00%

    At June 30, 2001 the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements. Management anticipates the Bank will continue to be classified as well-capitalized.

    As of June 30, 2001, there were no significant commitments outstanding for capital expenditures.

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

ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 was effective for our fiscal year beginning July 1, 2000. The Company does not currently have any derivative instruments nor is it involved in hedging activities and this new accounting standard had no effect on our financial statements.

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

Average Balances, Yields and Rates

    The following table summarizes our weighted average yields earned, weighted average rates paid, interest rate spread and net yield on earning assets and interest-bearing liabilities.

	For The Year Ended
	June 30, 2001			June 30, 2000
	Average Balance	Interest	Average Yield or Rates	Average Balance	Interest	Average Yield or Rates
Assets
Loans receivable	$21,972,800	$1,993,140	9.07%	$9,952,085	$895,198	9.00%
Investment securities	5,797,613	379,551	6.55%	3,084,958	209,256	6.78%
Federal funds sold	2,623,853	142,369	5.43%	1,168,898	64,070	5.48%

Total interest-earning assets	30,394,266	2,515,060	8.27%	14,205,941	1,168,524	8.23%
Non-interest-earning assets	1,453,626			1,102,641

Total assets	$31,847,892			$15,308,582

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$24,680,140	1,503,011	6.09%	$10,463,689	518,260	4.95%
Other liabilities	2,789,559	186,172	6.67%	425,410	26,245	6.17%

Total interest-bearing liabilities	27,469,699	1,689,183	6.15%	10,889,099	544,505	5.00%

Non-interest-bearing liabilities	1,771,549			1,326,696

Total liabilities	29,241,248			12,215,795
Stockholders' Equity	2,606,644			3,092,787
Total liabilities and stockholders'
Equity	$31,847,892			$15,308,582

Net Interest Spread			2.12%			3.23%
Net Interest Income/Margin		$825,877	2.72%		$624,019	4.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11x			1.30x

Rate/Volume Analysis

    The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).

	Year Ended June 30, 2001 vs 2000 Increase (Decrease) Due to Rate
	Volume	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Loans Receivable	$1,082	$7	$8	$1097
Investment Securities	185	(7)	(6)	172
Federal Funds Sold	80	(1)	(1)	78
Other interest-earnings assets	(0)	(0)	0	(0)

Total interest-earnings assets	1,347	(1)	1	1,347
Interest expense:
Deposit Accounts	704	119	162	985
Other Liabilities	146	2	12	160

Total interest-bearing Liabilities	850	121	174	1145

Net change in net interest income	$497	$(122)	$(173)	$202

Investment Portfolio

    At June 30, 2001, our investment securities portfolio represented approximately 25.61% of our earning assets of $37.41 million. We also held investments in stock of the Federal Home Loan Bank in the amount of $138,800.

    At June 30, 2000, our investment securities portfolio represented approximately 19.45% of our earning assets of $21.66 million.

    Contractual maturities and yields on our investment (all available for sale) are summarized in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year	Yield	Over one But within Five Years	Yield	Over five But within Ten Years	Yield	Over Ten Years	Yield	Total	Yield
As of June 30, 2000
US Agencies	$—	0.00%	$3,368,484	6.62%	$923,703	7.37%	$—	0.00%	$4,212,387	6.79%
US Agencies/CMO/REMICS	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
MBS Pools	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Corporate Bonds	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total	$—	0.00%	$3,368,484	6.62%	$923,703	7.37%	$—	0.00%	$4,212,387	6.79%

	Within One Year	Yield	Over one But within Five Years	Yield	Over five But within Ten Years	Yield	Over Ten Years	Yield	Total	Yield
As of June 30, 2001
US Agencies	$101,031	6.01%	$704,911	5.84%	$2,194,005	6.20%	$—	0.00%	$2,999,947	6.11%
US Agencies/CMO/REMICS	—	0.00%	—	0.00%	—	0.00%	4,461,769	6.32%	4,461,769	6.32%
MBS Pools	—	0.00%	203,446	7.06%	—	0.00%	1,714,764	6.52%	1,918,210	6.58%
Corporate Bonds	—	0.00%	—	0.00%	244,036	6.57%	—	0.00%	244,036	6.57%

Total	$101,031	6.01%	$908,357	6.11%	$2,438,041	6.23%	$6,176,533	6.38%	$9,623,962	6.31%

    Short-term investments in the amount of $3.44 million at June 30, 2001 were funds invested in Federal Funds sold on an overnight basis which are considered cash equivalent.

Interest Rate Sensitivity Analysis

    We continually evaluate the asset mix of our balance sheet in terms of several variables: yields, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, we focus on expanding various funding sources. The interest rate sensitivity position at June 30, 2000 and 2001 is summarized in the following tables. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, for each period is shown at the bottom of each table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. The tables may not be indicative of our rate sensitivity position at other points in time.

	As of June 30, 2000
	Within Three Months	After Three but within Twelve Months	After One but within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest Earning Assets
Federal Funds Sold	$304	$—	$—	$—	$304
Investment Securities	—	—	3,288	924	4,212
Loans	7,596	820	4,832	3,891	17,139

Total Earning Assets	$7,900	$820	$8,120	$4,815	$21,655

Interest Bearing Liabilities
Money Market & Now	$1,504	$—	$—	$—	$1,504
Regular Savings	4,671	—	—	—	4,671
Time Deposits	808	6,589	3,126	—	10,523
Borrowed Funds	300	1,650	—	—	1,950

Total Interest Bearing Liabilities	$7,283	$8,239	$3,126	$—	$18,648

Interest Sensitivity Gap	617	(7,419)	4,994	4,815	3,007
Cumulative Interest Sensitivity Gap	617	(6,802)	(1,808)	3,007	3,007
Ratio of Interest Sensitivity Gap to total earning assets	2.85%	(34.26)%	23.06%	22.24%	13.89%
Ratio of Cumulative Interest Sensitivity Gap to total earning Assets	2.85%	(31.41)%	(8.35)%	13.89%	13.89%

	As of June 30, 2001
	Within Three Months	After Three but within Twelve Months	After One but within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest Earning Assets
Federal Funds Sold	$3,438	$—	$—	$—	$3,438
Investment Securities	1,512	304	5,370	2,438	9,624
Loans	8,264	1,129	9,754	5,199	24,346

Total Earning Assets	$13,214	$1,433	$15,124	$7,637	$37,408

Interest Bearing Liabilities
Money Market & Now	$3,548	$—	$—	$—	$3,548
Regular Savings	4,713	—	—	—	4,713
Time Deposits	3,297	11,692	8,098	—	23,087
Borrowed Funds	100	1,225	1,050	500	2,875

Total Interest Bearing Liabilities	$11,658	$12,917	$9,148	$500	$34,223

Interest Sensitivity Gap	1,556	(11,484)	5,976	7,137	3,185
Cumulative Interest Sensitivity Gap	1,556	(9,928)	(3,952)	3,185	3,185
Ratio of Interest Sensitivity Gap to total earning assets	4.16%	(30.70)%	15.98%	19.08%	8.51%
Ratio of Cumulative Interest Sensitivity Gap to total earning Assets	4.16%	(26.54)%	(10.56)%	8.51%	8.51%

Loan Portfolio

    Since loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loan category. The gross loans outstanding, including loans held for sale, were $17,116,878 as of June 30, 2000 and $24,346,157 June 30, 2001.

    The following table summarizes the composition of our loan portfolio.

	June 30, 2001		June 30, 2000
	Amount	% of Total	Amount	% of Total
Commercial & Agricultural	$4,903,794	20.14%	$2,985,277	17.44%
Real Estate—construction	2,307,476	9.48%	1,543,425	9.02%
Real Estate—mortgages	6,117,540	25.13%	6,305,339	36.84%
Consumer Loans	10,588,900	43.49%	5,660,632	33.07%
Lease Financing	428,447	1.76%	622,205	3.63%

Total loans	$24,346,157	100.00%	$17,116,878	100.00%

Net Deferred Loans fees/(costs)	161,166		22,239
Less: Allowance for Loan Loss	(234,989)		(181,500)

Total Net Loans	$24,272,334		$16,957,617

Maturities and Sensitivity of Loans to Changes in Interest Rates

    The information in the following tables is based on the contractual maturities of individual loans, including loans which may have been subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modifications in terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize loan maturities, by type, and related interest rate characteristics:

	As of June 30, 2000
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & Agricultural	$1,236,383	$966,626	$782,268	$2,985,277
Real Estate—construction	641,216	902,209	—	1,543,425
Real Estate—mortgages	612,877	2,622,162	3,070,299	6,305,339
Consumer loans	4,369,052	1,032,415	259,165	5,660,632
Lease Financing	48,159	574,046	—	622,205

Total	$6,907,688	$6,097,458	$4,111,732	$17,116,878

Loans maturing after one year with
Fixed Interest Rate	$7,855,057
Floating Interest Rates	$2,354,133
	As of June 30, 2000
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & Agricultural	$1,629,904	$1,195,930	$2,077,960	$4,903,794
Real Estate—construction	1,944,702	180,133	182,642	$2,307,476
Real Estate—mortgages	606,878	1,680,620	3,830,042	$6,117,540
Consumer Loans	4,047,104	2,305,044	4,236,751	$10,588,900
Lease Financing	18,662	361,425	48,360	$428,447

Total	$8,247,250	$5,723,152	$10,375,755	$24,346,157

Loans maturing after one year with
Fixed Interest Rate	$14,775,932
Floating Interest Rates	$1,322,975

Provision and Allowance for Loan Losses

    We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses will be made periodically to maintain the allowance in an appropriate level based on our analysis of the potential risk in the loan portfolio.

    The following table summarizes our Bank's loan loss experience and the allowance for possible loan losses.

	Year Ended June 30, 2000	Year Ended June 30, 2001
Balance at Beginning of Period	$56,250	$181,500
Charge-offs	—	8,615
Recoveries	—	4,590
Net Charge Offs	—	4,025
Additions charged to operations	$125,250	57,514

Balance at End of Period	$181,500	$234,989

Ration of net charge-offs during the period to average loans outstanding during the period	0.00%	0.02%

    The allowance for loan losses was allocated as follows:

	For the Year Ended June 30, 2000		For the Year Ended June 30, 2001
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & Agricultural	$31,654	17.44%	$47,327	20.14%
Real Estate—construction	16,371	9.02%	22,277	9.48%
Real Estate—mortgages	66,865	36.84%	59,053	25.13%
Consumer loans	60,022	33.07%	102,197	43.49%
Lease Financing	6,588	3.63%	4,135	1.76%

Total	$181,500	100.00%	$234,989	100.00%

Deposits and Other Interest-Bearing Liabilities

    As of June 30, 2001, deposits were 97% of interest-bearing liabilities compared to 98% for the same period ending June 30, 2000. The following tables summarize deposits by category.

	As of June 30, 2000
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$1,491,958	8.20%	$1,175,786	10.01%	0.00%
Now	387,797	2.13%	290,036	2.47%	2.62%
Savings	5,786,894	31.81%	4,580,690	39.01%	4.03%
Time Accounts less than $100,000	8,271,953	45.47%	3,637,155	30.98%	6.15%
Time Accounts of $100,000 or more	2,129,895	11.70%	1,955,807	16.66%	6.02%
Accrued Interest Payable	125,434	0.69%	102,386	0.87%

Total Deposits	$18,193,931	100.00%	$11,741,860	100.00%

	As of June 30, 2001
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$1,460,741	4.40%	$1,339,955	5.09%	0.00%
Now	657,420	1.98%	639,505	2.43%	2.59%
Savings	7,603,739	22.89%	5,979,834	22.71%	4.04%
Time Accounts less than $100,000	19,202,472	57.80%	14,716,018	55.89%	6.91%
Time Accounts of $100,000 or more	3,884,586	11.69%	3,282,492	12.47%	6.95%
Accrued Interest Payable	414,100	1.25%	374,366	1.42%

Total Deposits	$33,223,058	100.00%	$26,332,170	100.00%

    Core deposits, excluding time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $16,064,036 at June 30,

2000 and $29,338,472 at June 30, 2001. Our loan to deposit ratio was 94% at June 30, 2000 and 73% at June 30, 2001. The maturity distribution of our time deposits is as follows.

	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
As of June 30, 2000
Time Accounts less than $100,000	$827,363	$1,703,477	$3,411,655	$2,329,459	$8,271,954
Time Accounts of $100,000 or more	—	100,000	1,309,895	720,000	2,129,895

Total	$827,363	$1,803,477	$4,721,550	$3,049,459	$10,401,849

	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 12 Months	Over 12 Months	Total
As of June 30, 2001
Time Accounts less than $100,000	$2,469,435	$3,922,274	$5,831,186	$6,979,576	$19,202,471
Time Accounts of $100,000 or more	827,298	527,500	1,411,300	1,118,488	3,884,586

Total	$3,296,733	$4,449,774	$7,242,486	$8,098,064	$23,087,057

ITEM 7. FINANCIAL STATEMENTS

NORTHERN STAR FINANCIAL, INC.
AND SUBSIDIARY

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Northern Star Financial, Inc., and Subsidiary
Mankato, Minnesota 56001

    We have audited the accompanying consolidated statements of financial condition of Northern Star Financial, Inc. and Subsidiary (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern Star Financial, Inc. and Subsidiary as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended, in conformity with generally accepted accounting principles.

Bertram Cooper & Co., LLP
Waseca, Minnesota
August 31, 2001

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2001	2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$870,133	$385,098
Federal funds sold	3,438,000	304,106

Total cash and cash equivalents	4,308,133	689,204
Securities available for sale, at fair value	9,623,962	4,212,387
FHLB stock, at cost	138,800	97,500
Loans held for sale	825,649	385,050
Loans receivable, net of allowance for loan losses of $234,989 in 2001 and $181,500 in 2000	23,446,685	16,572,568
Accrued interest receivable	357,301	295,303
Premises and equipment	381,527	431,932
Other assets	52,677	299,790

Total Assets	$39,134,734	$22,983,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits	$2,118,776	$1,880,209
Savings deposits	7,604,542	5,786,894
Time deposits	23,499,740	10,526,828

Total deposits	33,223,058	18,193,931
Advances from borrowers for taxes and insurance	8,106	17,311
Other borrowings	2,875,000	1,950,000
Other liabilities	46,986	34,088

Total Liabilities	36,153,150	20,195,330

Shareholders' equity:
Common stock, par value $0.01 per share, 15,000,000 shares Authorized, 479,506 and 427,600 shares issued	4,795	4,276
Undesignated stock, par value $0.01 per share, 5,000,000 shares authorized, no shares issued	—	—
Paid in capital	4,158,504	3,939,557
Accumulated deficit	(1,192,043)	(1,101,028)
Unearned stock compensation (1,600 and 2000 shares)	(16,000)	(20,000)
Accumulated comprehensive income (loss)	26,328	(34,401)

Total shareholders' equity	2,981,584	2,788,404

Total liabilities and shareholders' equity	$39,134,734	$22,983,734

The accompanying notes are an integral part of these consolidated financial statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2001	2000
Interest income:
Loans receivable	$1,993,140	$895,198
Securities available for sale	379,551	209,256
Federal funds sold	142,369	64,070

Total interest income	2,515,060	1,168,524

Interest expense:
Deposits	1,503,011	518,260
Other borrowings	186,172	26,245

Total interest expense	1,689,183	544,505

Net interest income	825,877	624,019
Provision for loan losses	57,514	125,250

Net interest income after provision for loan losses	768,363	498,769

Noninterest income:
Other fees and service charges	84,183	27,783
Gain (loss) on sale of loans	117,567	43,520
Gain on sale investments	51,761	—
Other	7,657	2,062

Total noninterest income	261,168	73,365

Noninterest expenses:
Compensation and employee benefits	459,229	420,352
Board fees	88,000	86,500
Occupancy	85,446	90,060
Legal and accounting	76,002	68,058
Printing and supplies	25,987	28,512
Furniture, fixtures and equipment depreciation	57,466	56,719
Data processing	89,778	51,295
Merger expenditures	—	86,800
Other	223,418	173,807

Total noninterest expense	1,105,326	1,062,103

Net loss before income tax benefit and discontinued operations	(75,795)	(489,969)
Income tax benefit	—	—

Loss from continuing operations	(75,795)	(489,969)
Loss from discontinued operations	(15,220)	(113,428)

Net loss	$(91,015)	$(603,397)

Net (loss) per share of common stock
Basic from continuing operations	$(0.17)	$(1.15)
Basic from discontinued operations	$(0.04)	$(0.27)

Basic (loss) per share of common stock	$(0.21)	$(1.42)

The accompanying notes are an integral part of these consolidated financial statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Surplus	Accumulated Deficit	Unearned Stock Compensation	Accumulative Other Comprehensive Income	Total
Balance, June 30, 1999	$4,256	$3,919,577	$(497,631)	$—	$(2,500)	$3,423,702
Comprehensive income:
Net loss for the year ended June 30, 2000	—	—	(603,397)	—	—
Unrealized loss on available-for-sale securities net of tax of $22,934	—	—	—	—	(31,901)
Comprehensive income (loss)						(635,298)
Restricted stock award	20	19,980	—	(20,000)	—	—

Balance, June 30, 2000	4,276	3,939,557	(1,101,028)	(20,000)	(34,401)	2,788,404
Comprehensive income:
Net loss for the year ended June 30, 2001	—	—	(91,015)	—	—
Gains realized on sale of available- for sale securities net of taxes of $21,400	—	—	—	—	32,099
Unrealized gain on available-for-sale securities net of tax of $19,086	—	—	—	—	28,630
Comprehensive income (loss)						(30,286)
Issuance of common stock	519	544,494	—	—	—	545,013
Offering costs	—	(325,547)	—	—	—	(325,547)
Restricted stock earned	—	—	—	4,000	—	4,000

Balance, June 30, 2001	$4,795	$4,158,504	$(1,192,043)	$(16,000)	$26,328	$2,981,584

The accompanying notes are an integral part of these consolidated financial statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2001	2000
Cash flows from operating activities:
Interest received on loans and investments	$2,494,890	$938,453
Interest paid	(1,402,138)	(438,658)
Other fees, commissions, and income received	84,183	16,918
Cash paid to suppliers, employees and others	(1,230,396)	(1,007,432)
Contributions to charities	(4,525)	(3,730)
Loans originated for sale	(7,578,602)	(3,246,235)
Proceeds from sale of loans	7,255,570	3,586,298

Net cash used in operating activities	(381,018)	(154,386)

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,442,750)	(4,358,183)
Proceeds from maturities of available-for-sale securities	3,818,747	844,968
Proceeds from sales of available-for-sale securities	4,372,085	—
Purchase of FHLB stock	(41,300)	(81,100)
Loan originations and principal payments on loans, net	(6,792,705)	(11,794,077)
Investment in joint venture	67,352	(196,000)
Purchase of property and equipment	(17,317)	(12,181)

Net cash used in investing activities	(12,035,888)	(15,596,573)

Cash flows from financing activities:
Net increase in non-interest bearing demand and savings deposit accounts	2,631,596	3,591,832
Net increase in time deposits	12,107,352	8,322,688
Net (decrease) in mortgage escrow funds	(9,204)	(6,630)
Proceeds from other borrowings	2,875,000	1,950,000
Repayments of other borrowings	(1,950,000)	—
Proceeds from sale of common stock net of offering costs	381,091	(161,625)

Net cash provided by financing activities	16,035,835	13,696,265

Net (decrease) increase in cash and cash equivalents	3,618,929	(2,054,694)
Cash and cash equivalents at beginning of year	689,204	2,743,898

Cash and cash equivalents at end of year	$4,308,133	$689,204

Non-cash investing and financing activities:
Undistributed equity loss in joint venture	$15,220	$113,428

Common stock issued under restricted stock agreement	$—	$20,000

The accompanying notes are an integral part of these consolidated financial statements

NORTHER STAR FINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

Note 1. Summary of Significant Accounting Policies

    The following summarizes the significant accounting policies Northern Star Financial, Inc. (the Company) follows in presenting its financial statements.

    Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Northern Star Bank (the Bank). All significant intercompany transactions and balances are eliminated in consolidation.

    Nature of Business—The Company is a bank holding company whose subsidiary provides financial services. The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make secured and unsecured loans to business and professional concerns and mortgage loans secured by residential real estate and other consumer loans. At June 30, 2001, the Bank operated one retail banking office in Mankato, Minnesota. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

    Use of Estimates—In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets, and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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

    Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

    Investment Securities—Investment securities available for sale are reported at fair market value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) net of the related tax effect, a separate component of stockholders' equity.

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

    Loans Held for Sale—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on the sale of loans are recorded in noninterest income, based on the net proceeds received and the recorded investment in the loan.

    Loans Receivable—Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-off, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using the level yield method.

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

    Mortgage Loan-Servicing Rights—The Bank has established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the Bank, and the derecognition of financial assets and liabilities when control is extinguished. Liabilities and derivatives incurred or obtained in conjunction with the transfer of financial assets are measured at fair value, if practicable. Servicing assets and other retained interest in transferred assets are measured by allocating the carrying amount between the assets sold and the interest retained, based on their relative fair value. The Bank had servicing assets of $1,901 and $303 June 30, 2001 and 2000, respectively and was servicing $960,000 of loans for the benefit of others as of June 30, 2001.

    Premises and Equipment—Leasehold improvements, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from three to forty years.

    Advertising—The Company expenses all advertising costs as incurred. Advertising costs of $34,315 and $32,931 Are included in non interest expense other for the years ended June 30, 2001 and 2000, respectively.

    Income Taxes—Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial Statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the benefits will not be realized. The effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in judgment about the realizability of deferred tax assets, is included in income.

    The Company files consolidated income tax returns with the Bank and they have entered into a tax sharing agreement which provides that the Bank will pay to the Company, or receive a refund from the Company, as if the Bank portion of income tax liability or benefit was separately determined based on the Bank's taxable income or loss.

    Earnings Per Share—Basic income per share amounts are computed by dividing net income by weighted average number of common shares outstanding. Diluted income per share amounts are computed by dividing net income, adjusted for the effect of assumed conversions, by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options outstanding using the Treasury method.

    Nonvested restricted stock compensation is to be considered outstanding as of its issuance date for computing diluted EPS even though it is contingent upon future time-related vesting and is not included in basic EPS until the time-based vesting restriction has lapsed.

    Fair Values of Financial Instruments—SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimated cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

    The following methods and assumptions were used by the Company in estimating its fair value disclosures, presented in Note 14, for financial instruments:

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

      Accrued interest payable: The carrying amount of accrued interest payable approximates fair value.

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

    Reclassifications—Certain amounts in the financial statements for the prior year have been reclassified to conform to current financial statement presentation.

Note 2. Debt and Equity Securities—Available-for-Sale

    The amortized costs and approximate fair values of debt and equity securities are summarized as follows:

June 30, 2000:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government and agency obligations	$2,989,196	$10,907	$(157)	$2,999,946
Mortgage-backed securities	6,343,686	46,405	(10,111)	6,379,980
Corporate bonds	247,200	—	(3,164)	244,036

Total	$9,580,082	$57,312	$(13,432)	$9,623,962

June 30, 2000:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
U.S. Government and agency obligations	$4,269,722	$—	$(57,335)	$4,212,387

    Proceeds from the sale of equity securities for the year ended June 30, 2001, and 2000 were $4,372,085 and $-0-, respectively. Gross gains of $51,761 were realized on these sales and no losses were realized.

    The amortized cost and estimated market value of debt securities at June 30, 2001, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$99,883	$101,031
Due from one to five years	899,039	908,357
Due from five to ten years	2,436,514	2,438,041
Due after ten years	6,144,646	6,176,533

Total	$9,580,082	$9,623,962

Note 3. Loans Receivable

    Loans receivable at June 30, consist of the following:

	2001	2000
Commercial	$4,903,794	$2,985,277
Real Estate—construction	2,307,478	1,543,425
Real Estate—mortgages	5,291,889	5,920,290
Consumer	10,588,900	5,660,632
Lease financing	428,447	622,205

Total loans receivable	23,520,508	16,731,829
Add:
Deferred loan costs	161,717	29,799
Less:
Allowance for loan losses	(234,989)	(181,500)
Deferred loan fees	(551)	(7,560)

Loans receivable, net	$23,446,685	$16,572,568

    A summary of the activity in the allowance for loan looses is as follows:

	2001	2000
Balance, beginning of period	$181,500	$56,250
Provision for losses	57,514	125,250
Recoveries	4,590	—
Charge offs	(8,615)	—

Balance, end of period	$234,989	$181,500

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

	2001	2000
Beginning balance	$1,060,500	$1,082,541
New loans	1,378,693	2,996,101
Participations sold	(818,032)	(1,772,748)
Less: Repayments	(387,927)	(1,245,394)

Ending balance	$1,233,234	$1,060,500

Note 4. Accrued Interest Receivable

    Accrued interest receivable at June 30, is summarized as follows:

	2001	2000
Investment securities	$77,987	$64,286
Loans receivable	279,314	231,017

Total	$357,301	$295,303

Note 5. Premises and Equipment

    Premises and equipment at June 30, consists of the following:

	2001	2000
Leasehold improvements	$205,653	$205,144
Furniture and equipment	333,262	316,454

Total	538,915	521,598
Less accumulated depreciation	(157,388)	(89,666)

Premises and equipment, net	$381,527	$431,932

Note 6. Deposits

    The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $3,550,000 and $2,100,000 as of June 30, 2001 and 2000, respectively. Deposited amounts in excess of $100,000 are not insured by the Federal Deposit Insurance Company.

    At June 30, 2001, the scheduled maturities of time deposits are as follows:

2002	$15,401,677
2003	4,281,120
2004	2,849,797
2005	250,999
2006	716,147
Thereafter	—

Total	$23,499,740

    Interest expense by category follows:

	For the Year Ended June 30,
	2001	2000
Demand deposits	$14,985	$7,625
Savings deposits	295,671	169,794
Time deposits	1,192,355	340,841

Total interest expense	$1,503,011	$518,260

    Deposits by related parties were approximately $4,227,000 and $4,082,000 as of June 30, 2001 and 2000, Respectively. As of June 30, 2001 approximately $3,400,000 of related party deposits were from one Individual and his corresponding business.

Note 7. Other Borrowed Funds

    Borrowed funds consisted of advances from Federal Home Loan Bank (FHLB) in the amount of $$2,775,000 and $1,950,000 as of June 30, 2001, and 2000, respectively. The advances mature as follows:

	June 30, 2001		June 30, 2000
Date of Maturity
	Amount	Rate	Amount	Rate
September 18, 2000, fixed rate	—	—	$300,000	6.33%
October 18, 2000, fixed rate	—	—	425,000	5.85%
February 20, 2001, fixed rate	—	—	475,000	7.15%
June 25, 2001, fixed rate	—	—	750,000	6.94%
February 20, 2002, fixed rate	475,000	5.19%	—	—
June 20, 2002, fixed rate	750,000	4.00%	—	—
July 8, 2002, fixed rate	750,000	6.95%	—	—
September 18, 2002, fixed rate	300,000	6.70%	—	—
October 20, 2001, fixed rate	500,000	5.36%	—	—

	$2,775,000	5.46%	$1,950,000	6.85%

    These borrowings are collateralized by the FHLB stock and securities of approximately $3,100,000.

    The Company has a $100,000 fully extended line a credit with a corresponding bank, this line of credit expired July 1, 2001.

Note 8. Income Taxes

    The Company incurred no current tax expense because its operating loss and its deferred tax benefit was Reduced by a valuation allowance to zero. A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

	For the Year Ended June 30,
	2001	2000
Pretax loss	$(91,015)	$(603,397)

Income tax (benefit) computed at federal statutory tax rate	$(30,945)	$(205,155)
Increase (decrease) resulting from:
Nondeductible expenses	6,275	6,830
State income tax benefit, net of federal tax benefit	(6,371)	(42,494)
Valuation allowance	31,041	240,819

Total tax benefit	$—	$—

    Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities that create deferred tax assets and liabilities are as follows:

	June 30, 2001	June 30, 2000
Deferred tax assets:
Net operating loss carryover	$524,000	$316,000
Deferred organization expenses	50,552	70,709
Allowance for loan losses	93,996	72,600
Securities unrealized losses	—	22,934
Less valuation allowance	(589,838)	(436,700)

Subtotal	78,710	45,543

Deferred tax liabilities:
Deferred loan fees/costs, net	65,403	9,203
Depreciation and basis adjustment	13,307	13,406
Securities unrealized gains	17,552	—

Subtotal	96,262	22,609

Net deferred tax (liability) assets	$(17,552)	$22,934

    At June 30, 2001 the Company has a cumulative net operating loss carryover for tax purposes of approximately $1,300,000 subject to a carryover limitation period ranging from 17 to 20 years.

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

    In October 1999 the Company amended the Plan and reserved additional 75,000 shares of its common stock for issuance. The options vest over a period ranging from immediate to 3 years and must be exercised within 10 years of grant date.

    The following summarizes the stock option activity:

	Shares Available for Grant	Options Shares Outstanding	Weighted Avg. Exercise Price
At June 30, 1999	17,700	54,800	10.00
1998 Plan Amended	75,000	—	—
Granted	(24,800)	24,800	10.50
Exercised	—	—	—

At June 30, 2000	67,900	79,600	10.16
Granted	(25,000)	25,000	8.47
Exercised	—	—	—

At June 30, 2001	42,900	104,600	$9.75

    A summary of the status of the stock options as of and for the year ended June 30, 2001 is presented below:

	Shares	Weighted Avg. Exercise Price
Granted	104,600	$9.75
Outstanding	104,600	$9.75
Exercisable	95,329	$9.83
Stock options Issued	Weighted average fair value	Weighted average contractual life of options outstanding
1999	$4.33	8.7
2000	$3.06	9.4
2001	$2.15	9.6

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

    The Company elected to follow APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Proforma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that statement. Proforma net income/(loss) and earnings/(loss) per share for fiscal year end 2001 follows:

	2001	2000
Net loss
As reported	$(91,015)	$(603,397)
Pro forma	$(171,333)	$(650,684)
Earnings per common share and common share equivalent
As reported	(0.21)	(1.42)
Pro forma	(0.39)	(1.53)

    The above disclosed pro forma effects of applying SFAS No. 123 to compensation costs may not be representative of the effects on reported pro forma net income for future years.

    The fair value for each option grant is estimated on the date of the grant using the Black Scholes Model. The model incorporates the following assumptions:

	Options Issued
	Fiscal 2001	Fiscal 2000
Risk-free interest rate	5.31%	5.129%
Expected life	5 Yrs.	5 Yrs.
Expected volatility	39.00%	49.00%
Expected dividends	None	None

Note 10. Employee Benefits

    In December 1999 the Bank adopted a salary reduction plan (Simple IRA) which covers substantially all full time employees. The cost to the Bank for this plan was approximately $7,400 and $3,100 for the years ended June 30, 2001, and 2000, respectively.

    On December 22, 1999 the Company granted its Chief Executive Officer a restricted stock award of 2000 shares of the Company's common stock. The shares are subject to a vesting period ranging from three to five years. The unearned compensation, measured by the quoted price of the stock on the award date ($10 per share), is shown as a separate reduction of stockholders' equity. The unearned compensation will be accounted for as expense over the vesting period.

Note 11. Commitments

    At June 30, 2001, the Bank was obligated under operating leases for office space and equipment. Net rental expense under these operating leases, included in occupancy and other, was $86,347 and $85,846 for the year ended June 30, 2001 and 2000, respectively. The Company's main office space is leased from a lessor entity in which a Company stockholder has a significant interest. Minimum lease payments under the operating leases are as follows:

For the Year Ended	Related party	Branch Office lease	Equipment lease
2002	$78,560	$37,584	$5,934
2003	79,212	40,716	2,934
2004	79,212	43,848	—
2005	79,212	46,980	—
2006	79,212	50,012	—
2007 and thereafter	283,722	223,988	—

Total	$679,130	443,128	$8,868

    The Bank has an option to renew the main office lease for two additional five year terms and the branch office lease for an additional five year term.

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

    On April 11, 2001 the Company entered into an agency agreement for services to sell the Company's common stock. The Agent was compensated, in part, with warrants to acquire 5,190 shares of the Company's stock at $12.60 per share anytime during the time period of April 11, 2002 and April 11, 2006.

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

	At June 30,
	2001	2000
Revolving, open-end lines secured by 1-4 family residential	$968,000	$610,000
Commercial real estate, construction and land development	864,000	256,000
Other, agricultural real estate, unsecured, & check credit	1,307,000	1,322,000

Total outstanding commitments and additional borrowings	$3,139,000	$2,188,000

    Commitments to extend credit which represent credit risk at variable and fixed rates were $1,200,000 and $1,073,000, at June 30, 2001, respectively.

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

    Commitments to sell loans amounted to $825,649 at June 30, 2001.

Note 14. Fair Value of Financial Instruments

    The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2001		June 30, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$4,308,133	$4,308,133	$689,204	$689,204
Available for sale securities	9,623,962	9,623,962	4,212,387	4,212,387
FHLB stock	138,800	138,800	97,500	97,500
Loans receivable	23,446,685	23,797,547	16,754,067	16,702,710
Loans held for sale	825,649	825,649	385,050	385,050
Accrued interest receivable	357,301	357,301	295,303	295,303
Financial liabilities:
Deposits	32,808,959	33,011,988	18,068,496	18,190,858
Accrued interest payable	414,099	414,099	125,435	125,435
Advance payments by borrowers	8,107	8,107	17,311	17,311
Other borrowings	2,775,000	2,813,431	1,950,000	1,948,808

Note 15. Significant Concentration of Credit Risk

    A significant portion of the Bank's loans receivable are to borrowers located in Mankato, Minnesota, and the surrounding counties. This geographic concentration amounted to approximately 70% of the total loans receivable balance for the years ended June 30, 2001.

    The Bank maintains its cash in bank deposit accounts which at time, may exceed federal deposit insurance limits. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Note 16. Stockholders' Equity and Regulatory Matters

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table below) of total and Tier 1 capital (as defined in the regulation), to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all of capital adequacy requirements to which it is subject.

    As of June 30, 2001 and 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Bank's actual capital amounts, and ratios are also presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2001
Total Capital (to Risk Weighted Assets)	$3,274	12.2%	$2,139	8.0%	$2,674	10.0%
Tier 1 Capital (to Risk Weighted Assets)	$3,039	11.4%	$1,069	4.0%	$1,604	6.0%
Tier 1 Capital (to Average Assets)	$3,039	8.0%	$1,519	4.0%	$1,900	5.0%
As of June 30, 2000
Total Capital (to Risk Weighted Assets)	$2,717	15.3%	$1,423	8.0%	$1,779	10.0%
Tier 1 Capital (to Risk Weighted Assets)	$2,535	14.2%	$712	4.0%	$1,068	6.0%
Tier 1 Capital (to Average Assets)	$2,535	12.3%	$823	4.0%	$1,068	5.0%

    The Bank may not declare or pay cash dividends to the Company if the effect would be to reduce capital below applicable regulatory requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 17. Effects of New Financial Accounting Standards

    In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. These statements will not have an immediate effect on the Company financial statements because the company has never completed any business combinations transactions.

Note 18. Joint Venture/Discontinued Operations

    In July 1999, the Company acquired a 49 percent joint venture interest in Homeland Mortgage Company, LLC (Homeland Mortgage), a limited liability company, in exchange for a total cash consideration of $196,000. The investment in Homeland Mortgage was being accounted for using the equity method. Homeland Mortgage's primary business is originating residential real estate loans that are secured by first and second mortgages and sold into the secondary mortgage market. During the quarter ended September 30, 2000, the board of directors voted to sell its 49 percent joint venture interest for $67,352. The Company did not retain any interest in the assets or liabilities of Homeland Mortgage. The Company remains contingently liable for the lease of office real estate, which expires

July 1, 2002. The property has been sub-let and management does not expect a default on the part of the tenant occupying the property.

Note 19. Subsequent Events

    The Company has entered into an operating lease for a branch office located in St. Cloud, MN, opened in August 2001. The minimum lease payments required under this lease are included in Note 11.

    The Company issued $1,000,000 of convertible subordinated unsecured notes during the first week of August 2001 at a rate of eight percent annual interest due in full in July 2004. The note holders have the right to convert any part of the principal into fully paid shares of Common Stock of the Company at a conversion rate of $10.50 per share any time before the note is paid in full.

    The Company borrowed $600,000 from a corresponding bank payable in August 2002 and is collateralized by subsidiary Bank stock.

Note 20. Secondary Offering Completed

    The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the sale of 50,000 shares at a minimum to a maximum of 300,000 shares of its common stock. The Registration Statement and Prospectus went effective September 18, 2000. The offering was closed on April 11, 2001 with the issuance of 51,906 shares of common stock. The Company raised equity of $219,400 net of offering costs.

Note 21. Merger Expense

    On September 30, 1999 the Company and First Federal Holding Company of Morris, Inc. "Morris" entered into an agreement for the merger of Morris with and into the Company. The merger was not consummated because regulatory approval was denied in June 2000 and all expenses incurred that pertain to the merger attempt are included in non-interest expenses as merger expenditures for the year ended June 30, 2000.

Note 22. Earnings Per Share

    The earnings per share amounts were computed using the weighted average number of shares outstanding during the years presented. For the years ended June 30, 2001 and 2000 the weighted average number of shares outstanding for basic and diluted earnings per share were 439,119 and 425,600, respectively. Common stock shares from stock options and warrants issued were not used in the calculation of a diluted earnings per share because they were anti-dilutive.

Note 23. Parent Only Condensed Financial Information

    This information should be read in conjunction with the other Notes to Consolidated Financial Statements. The investment in the Bank subsidiary is carried net of the Bank's unrealized gain/loss on securities available for sale.

STATEMENT OF FINANCIAL CONDITION

	June 30,
	2001	2000
ASSETS
Cash (1)	$20,178	$72,768
Investment in Bank subsidiary	3,065,215	2,500,446
Prepaid assets	—	161,625
Investment in Homeland Mortgage	—	82,572

Total	$3,085,393	$2,817,411

LIABILITIES AND SHAREHOLDERS EQUITY
Other liabilities	$103,809	$29,007
Shareholders' equity	2,981,584	2,788,404

Total	$3,085,393	$2,817,411

(1)
The parent company cash is deposited in the Bank and eliminated on the consolidated statement of financial condition.

STATEMENT OF INCOME

	For the Year Ended June 30,
	2001	2000
Interest from:
Deposits in subsidiary	$1,586	$15,052
Total income	1,586	15,052
Expenses:
Non-interest expenses	181,420	310,897
Income tax (refund) expense	—	—

Total expenses	181,420	310,897

Loss before equity in undistributed net loss of Bank subsidiary and discontinued operations	(179,834)	(295,845)
Equity increase (reduction) from undistributed net comprehensive income (loss) of Bank subsidiary	104,215	(226,025)

Loss before loss from discontinued operations	(75,619)	(521,870)
Loss from discontinued operations	(15,220)	(113,428)

Net comprehensive loss	$(90,839)	$(635,298)

STATEMENT OF CASH FLOWS

	For the Year Ended June 30,
	2001	2000
Net loss from continuing operations	$(75,619)	$(521,870)
Adjustments:
Bank operating (income) loss	(104,215)	226,025
Earned stock compensation	4,000	—
(Decrease) increase in other liabilities	(25,199)	21,538

Net cash (used in) operations	(201,033)	(274,307)

Cash flows from investing activities:
Investment in Bank subsidiary	(400,000)	—

Net cash (used in) investing activities	(400,000)	—

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	381,091	(161,625)
Proceeds from borrowings	100,000	—

Net cash provided by financing activities	481,091	(161,625)

Cash flow from continuing operations	(119,942)	(435,932)
Cash flow from discontinued operations	67,352	(196,000)

Net decrease in cash and cash equivalents	(52,590)	(631,932)
Cash and cash equivalents
Beginning of year	72,768	704,700

End of year	$20,178	$72,768

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On September 15, 2001, we ceased our client-auditor relationship with Bertram Cooper & Co., LLP, the independent accountant which had been engaged by us for prior fiscal years.

    There were not, in connection with the audits of the two most recent fiscal years and any subsequent interim period preceding the selection of McGladrey & Pullen, L.L.P, our current independent auditor, any disagreements with Bertram Cooper & Co., LLP, the independent accountant engaged by us for prior years, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Bertram Cooper & Co., LLP's satisfaction, would have cause it to make reference to the subject matter of the disagreement in connection with its report, nor has Bertram Cooper & Co., LLP's report on the financial statements of the Company for the past two years contained an adverse opinion or disclaimer of opinion or been qualified as to uncertainty, audit scope or accounting principles, nor are there any events requiring disclosure under Item 304(a)(1)(iv)(B) of Regulation S-B.

    The decision to change accountants was recommended by our Audit Committee and approved by our Board of Directors.

    On September 15, 2001, we selected McGladrey & Pullen, L.L.P. to serve as our independent auditors for the 2002 fiscal year. During the two most recent fiscal years, we had not consulted with McGladrey & Pullen, L.L.P. on items which: (i) involve the application of accounting principles to specified transaction either completed or proposed, or involved the type of audit opinion which might be rendered upon our financial statements, or (ii) concern the subject matter of a disagreement or reportable event with Bertram Cooper & Co., LLP, our former independent accountant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The names and ages of the executive officers of the Registrant and their positions and offices held are as follows:

Name	Age	Position with Company
Thomas P. Stienessen	55	Chief Executive Officer, President and a Director of the Registrant since its formation. From January 1991 to January 1998, Chief Executive Officer and President of SGL, Inc., a holding company for Family Bank, and Chairman, Chief Executive Officer, President and a Director of Family Bank.
Dean M Doyscher	56
		Chief Financial Officer, Treasurer and Secretary of the Registrant since August 29, 2001, and a Director of the Registrant since formation. Owner/Partner of Security Management and Realty, an owner and manager of commercial property since 1978.

    The information required by Item 9 relating to directors, family relationships and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

    The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 11 is incorporated herein by reference to the section labeled "Shareholdings of Principal Shareholders and Management," which appears in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definite Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

    See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 2001 fiscal year.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.
Dated: September 17, 2001	By:	/s/ THOMAS P. STIENESSEN Thomas P. Stienessen Chief Executive Officer
	By:	/s/ DEAN M. DOYSCHER Dean M. Doyscher Chief Financial Officer

    In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    (Power of Attorney)

    Each person whose signature appears below constitutes and appoints THOMAS P. STIENESSEN and DEAN M. DOYSCHER as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date
/s/ THOMAS P. STIENESSEN Thomas P. Stienessen President, Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2001
/s/ DEAN M. DOYSCHER Dean M. Doyscher, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 17, 2001
/s/ ROBERT H. DITTRICH Robert H. Dittrich, Director	September 17, 2001
/s/ STEVEN A. LOEHR Steven A. Loehr, Director	September 17, 2001

/s/ MICHAEL P. REYNOLDS Michael P. Reynolds, Director	September 17, 2001
/s/ THOMAS J. REYNOLDS Thomas J. Reynolds, Director	September 17, 2001

NORTHERN STAR FINANCIAL, INC.

EXHIBIT INDEX TO FORM 10-KSB

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*
3.2	By-Laws, as amended to date. (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form SB-2, Reg. No. 333-61655)*
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
10.3**
1998 Equity Incentive Plan, including specimen of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 6.5 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655) *
10.4**
Form of Nonqualified Stock Option Agreement governing options granted to Organizers. (Incorporated by reference to Exhibit 6.6 to the Company's Registration Statement on Form SB-1, Reg. No. 333-61655)*
11	Statement re: Computation of Earnings Per Share (included in Notes to Financial Statements)
21	Subsidiaries of the Registrant: Name Northern Star Bank, Inc.	State of Organization Minnesota
24	Power of Attorney from Certain Directors (See Signature Page)

*
Incorporated by reference—Commission File No. 000-25231 unless otherwise indicated.

**
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.