Form 10QSB
period 2001-09-30
NORTHERN STAR FINANCIAL INC
filed 2001-11-14
CIK 1068179

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File No. 000-25231

Northern Star Financial, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1912467
(State of Incorporation)	(IRS Employer ID #)

1650 Madison Avenue Mankato, MN 56001
(Address of Principal Executive Offices)

507-387-2265
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class: Common Stock, par value $.01 per share

Outstanding shares at September 30, 2001: 479,506

Northern Star Financial, Inc. and Subsidiary

Northern Star Financial, Inc.

Index to Form 10-QSB

September 30, 2001

Northern Star Financial Summary Financial Data

The following table summarizes certain historical financial data of Northern Star Financial, Inc. and its subsidiary on a consolidated basis as of and for the three months ended September 30, 2001 and 2000. You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	As of or for the Three Months
	Ended September 30,
	2001	2000
	(unaudited)	(unaudited)
Statement of Income:
Interest income	$686,788	$542,518
Interest expense	507,565	329,935
Net interest income	179,223	212,583
Provision for loan losses	(294,400)	(20,350)
Other non-interest income	62,028	29,519
Non-interest expense	(342,656)	(267,605)
Income (loss) before income tax expense	(395,805)	(45,853)
Income tax expense (benefit)	-	-
Net income (loss)	$(395,805)	$(45,853)
Balance Sheet:
Assets	42,549,313	$28,259,589
Allowance for loan losses	528,801	201,850
Deposits	34,636,513	22,743,982
Stockholders' equity	2,644,401	2,765,210

Per Share Data:
Net income (loss) – basic	$(0.83)	$(0.11)
Net income (loss) – diluted	$(0.83)	$(0.11)
Book value	5.51	6.47

Other Data
Average shares outstanding – basic	479,506	427,600
Average shares outstanding – diluted	479,506	427,600

Financial Ratios:
Equity to assets	6.21%	10.69%
Return on average assets	(0.97)%	(0.18)%
Return on average stockholders' equity	(14.04)%	(1.65)%
Net interest margin	1.83%	3.47%

Bank only Capital Ratios:
Tier 1 leverage ratio	9.07%	9.90%
Tier 1 capital to risk-weighted assets	12.21%	12.09%
Total capital to risk-weighted assets	13.47%	13.05%

Asset Quality Ratios:
Nonperforming assets to total assets	.36%	0.03%
Nonperforming assets to total loans and and other real estate owned	.36%	0.04%
Allowance for loan losses to total loans	2.05%	1.00%

Northern Star Financial, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2001	June 30, 2001
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$1,111,501	$870,133
Federal funds sold	1,843,000	3,438,000
Total cash and cash equivalents	2,954,501	4,308,133
Securities available for sale, at fair value	11,999,207	9,623,962
Federal Home Loan Bank stock, at cost	158,800	138,800
Loans held for sale	1,007,697	825,649
Loans receivable, net of allowance for loan and lease losses of $528,801 and $234,989	25,427,704	23,446,685
Accrued interest receivable	373,956	357,301
Property and equipment, net of depreciation	570,444	381,527
Other assets	57,004	52,677
Total Assets	$42,549,313	$39,134,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits	$2,155,058	$1,468,846
NOW accounts	687,672	657,420
Savings and money market	9,054,644	7,603,740
Time deposits	22,739,139	23,087,058
Total deposits	34,636,513	32,817,064
Notes Payable and other borrowings	3,775,000	2,875,000
Convertible subordinated notes payable	1,000,000	-
Accrued interest payable and other	492,399	461,086
Total Liabilities	39,904,912	36,163,150

Shareholders’ Equity:
Common Stock, $.01 par value, 15,000,000 shares authorized; 479,506 shares issued and outstanding	4,795	4,795
Undesignated stock, par value $.01per share; 5,000,000 shares authorized, no shares issued	-	-
Additional paid in capital	4,158,504	4,158,504
Accumulated deficit	(1,587,848)	(1,192,043)
Unearned stock compensation	(15,000)	(16,000)
Accumulated comprehensive income (loss)	83,950	26,328
Total Shareholders' Equity	2,644,401	2,981,584
Total Liabilities and Shareholders’ Equity	$42,549,313	$39,134,734

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Operations

	For the Three Months
	Ended September 30,
	2001	2000
Interest income
Loans receivable	$498,126	$439,925
Securities available for sale	148,293	77,487
Federal funds sold	40,369	25,406
Total interest income	686,788	542,818

Interest expense
Deposits	444,011	284,135
Borrowed funds	63,554	45,800
Total interest expense	507,565	329,935

Net interest income	179,223	212,583
Provision for loan losses	294,400	20,350

Net interest income after provision for loan losses	(115,177)	192,233

Noninterest income:
Other fees and service charges	28,313	19,423
Gain on sale of securities	4,508	-
Gain on sale of loans	29,207	10,096
Total noninterest income	62,028	29,519

Noninterest expense
Compensation and employee benefits	159,369	108,053
Board fees	20,000	19,500
Occupancy	35,470	19,153
Legal and accounting	6,538	22,253
Printing & supplies	20,947	6,659
Property and equipment depreciation	16,691	16,854
Data processing	19,538	17,552
Other	64,103	42,361
Total noninterest expense	342,656	252,385

Loss Before Income Tax Benefit and Discontinued Operations	(395,805)	(30,633)
Income Tax Benefit	-	-

Loss from Continuing Operations	(395,805)	(30,633)
Loss from Discontinued Operations	-	(15,220)

Net Loss	$(395,805)	$(45,853)

Net Loss per Common Share
Basic from Continuing Operations	$(0.83)	$(0.07)
Basic from Discontinued Operations	-	(0.04)

Basic (loss) per share of common stock	$(0.83)	$(0.11)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

	For the Three Months
	Ended September 30,
	2001	2000
Cash flows from operating activities:
Net (loss)	$(395,805)	$(45,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,409	16,854
Loss on disposition of joint venture	-	15,220
Provision for loan losses	294,400	20,350
Net amortization and accretion of bond premiums and discounts	4,467	(2,685)
Deferred loan fees and costs, net	(16,636)	(4,249)
Earned stock compensation	1,000	1,003
Gain on sale of available for sale securities	(4,508)	-
(Increase) decrease in:
Loans held for sale	(182,048)	266,600
Accrued interest receivable	(16,655)	(38,616)
Other assets	(4,327)	1,321
Increase (decrease) in:
Accrued interest payable and other liabilities	4,420	198,867
Net cash provided by (used in) operating activities	(305,804)	428,813

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,021,488)	-
Proceeds from maturities of available-for-sale securities	743,820	-
Proceeds from the sale of available-for-sale securities	997,500	-
Purchases of FHLB stock	(20,000)	(37,500)
Investment in joint venture	-	67,352
Loan originations and principal payments on loans, net	(2,258,783)	(3,538,934)
Purchase of property and equipment	(208,326)	(856)

Net cash used in investing activities	(4,767,277)	(3,509,938)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing demand and savings deposit accounts	2,123,516	(164,921)
Net (decrease) increase in time deposits	(304,067)	4,500,666
Principal payments on borrowings	-	(300,000)
Proceeds from borrowings	1,900,000	1,050,000
Net cash provided by financing activities	3,719,449	5,085,745

Net (decrease) increase in cash and cash equivalents	(1,353,632)	2,004,620

Cash and cash equivalents, beginning	4,308,133	689,204

Cash and cash equivalents, ending	$(2,954,501)	$2,693,824

Supplemental disclosure of cash flow information:
Cash paid for interest	$512,592	$111,573

See Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 (Unaudited)

Note 1: PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three month period ended September 30, 2001 include the accounts of Northern Star Financial, Inc. (the “Company”) and its wholly owned subsidiary Northern Star Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 2001 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in their annual report as of and for the year ended June 30, 2001.

                In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three month periods ended September 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 3: EARNINGS PER SHARE

                The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three month periods ended September 30, 2001 and 2000 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 479,506 and 427,600 respectively. Potential common shares related to stock options, warrants, and convertible subordinated notes payable were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Note 4: COMPREHENSIVE (LOSS)

	For the Three Months
	Ended September 30,
	2001	2000
Accumulated comprehensive (loss) is composed of the following:

Unrealized Gains (Losses) on Securities
Beginning Balance	$26,328	$(34,401)
Current-period change net of tax	57,622	21,666
Ending Balance	$83,950	$(12,745)

Comprehensive (Loss) consists of the following:
Net loss	$(395,805)	$(45,852)
Other comprehensive income	57,622	21,656
Comprehensive (loss)	$(338,183)	$(24,196)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Northern Star Financial, Inc. is the bank holding company of Northern Star Bank (the “Bank”). Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

This report contains “forward-looking statements” as defined in section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Many factors could cause the actual results, amounts or events to differ materially from those the Company expects to achieve or occur, such as changes in competition, market interest rates, economic conditions and regulations. Although the Company has based its plans and projections on certain assumptions, there can be no assurances that its assumptions will be correct, or that its plans and projections can be achieved.

Financial Condition

Total consolidated assets of Northern Star Financial, Inc. at September 30, 2001 were $42.5 million compared to $39.1 million at June 30, 2001, an increase of $3.4 million. Net loans increased $2.0 million during the first three months of fiscal year 2002. Real estate loans increased $1.4 million to $9.8 million at September 30, 2001, and business and consumer loans increased $1.1 million. Investment securities increased $2.4 million, from $9.6 million at June 30, 2001 to $12.0 million at September 30, 2001. Federal Funds sold decreased $1.6 million to $1.8 million at September 30, 2001.

The amount of impaired loans at September 30, 2001 and June 30, 2001 were $764 thousand and zero, respectively.  The increase in this classification of loan assets was the result of the weakened financial condition of two large borrowers. The Bank’s loans to the related borrowers are collateralized with the securities of public and private companies. Uncertainties in the economy and in the equity markets have raised concerns about our ability to realize our loan value in the near term.

Total liabilities at September 30, 2001 were $39.9 million compared to $36.1 million at June 30, 2001, a $3.8 million increase. Deposits at June 30, 2001 were $32.8 million compared to $34.6 million at September 30, 2001, an increase of 5.5% or $1.8 million. During the first three months of fiscal year 2002, non-interest bearing deposits increased $686 thousand to $2.2 million, while interest bearing deposits increased $1.1 million to $32.4 million. Long term-borrowings increased $1.9 million to $4.8 million at September 30, 2001 compared to $2.9 million at June 30, 2001.

The bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its total risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.

Northern Star Bank exceeded its minimum regulatory capital ratios. As of September 30, 2001 the capital ratios were as follows:

			To Be Well Capitalized
		For Capital	Under Prompt
		Adequacy	Corrective
	Actual	Purposes	Action Provision
Total Capital(to Risk Weighted Assets)	13.47%	8.00%	10.0%
Tier I Capital (to Risk Weighted Assets)	12.21%	4.00%	6.00%
Leverage Ratio Tier I Capital (to Average Assets)	9.07%	4.00%	5.00%

Liquidity and Capital Resources

Liquidity management involves monitoring The Bank’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Cash and assets which are readily marketable, which can be pledged, or which will mature in the near future provide asset liquidity. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in The Bank’s market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. Management expects to meet its liquidity needs with available cash and federal funds sold, including both interest and noninterest-bearing balances; maturities of investment securities in the 12 months following September 30, 2001; the repayment of loans; growth in deposits; and, borrowing against approved lines of credit.

Short-term investments, which consist of federal funds sold, mutual funds, and interest-bearing deposits, were $3.9 million at September 30, 2001, as compared to $3.4 million at June 30, 2001. These funds are a primary source of the Bank’s liquidity and are generally invested in an interest earning capacity on an overnight basis.

In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Impact of Inflation

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of The Bank are monetary in nature. As a result, interest rates have a more significant impact on The Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Results of Operations

Net losses for the quarter ended September 30, 2001, was $395,805 as compared with the $45,853 recorded in the same period of fiscal year ending June 30, 2001. The first quarter results of fiscal year 2002 were lower than the levels reported in the fourth quarter of fiscal year 2001. This was due primarily to additional administrative and overhead costs associated with the expansion of banking operations into St. Cloud, Minnesota, additional provisions made to the Bank's loan loss reserve, and a decline in net interest margin.

Interest Income and Expense

Interest income was $686,788 and $542,818 for the three months ended September 30, 2001 and 2000, respectively. The increase in interest income of $143,970, or 2.7%, in the first quarter of 2002 over the same period of 2001 is due to higher levels of earning assets and the change in mix of assets. The change in mix (decrease in loans as a percentage of earning assets) along with decreases in the average yield on loans produced a decrease in the yield on earning assets from 8.84% at September 30, 2000 as compared to 7.02% at September 30, 2001.

Interest expense was $329,935 and $507,565 for the three months ended September 30, 2000 and 2001, respectively. The increase in interest expense of $177,630, or 53.8%, in the first quarter of fiscal year 2002 over the same period of 2001 is due to the growth in deposits, the added cost of which more than offset decreases in the average cost of funds occurring during the period.

Net interest income before provision for credit losses was $212,583 and $179,223 for the three months ended September 30, 2000 and 2001, respectively. The net interest margin for the first quarter of 2002 was 1.83% as compared with the net interest margin in 2001 of 3.47%, a decrease of 164 basis points. The loan-to-deposit ratio for the three months ended September 30, 2001, decreased to approximately 76% from 88% for the same period in 2001.  Delays in new loan funding associated with delays in commercial real estate construction projects resulted in the lower loan-to-deposit ratio and the shift in the mix to lower yielding assets from higher yielding loans contributed to the lower net interest margin. Loans represented approximately 62% of interest-earning assets in 2002 as compared with 75% in 2001.

Provision and Allowance for Loan Losses

Northern Star Bank has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The State of Minnesota and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. The full recovery of assets classified as loss is considered unlikely and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss.

At September 30, 2001, The Bank had six loans totaling approximately $469 thousand classified as substandard and $295 thousand in loans classified as doubtful or loss. All of the substandard loans and $ 240 thousand of the loans classified as loss were performing. There was $764 thousand of impaired loans as of September 30, 2001.

The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

At September 30, 2001, the allowance for credit losses amounted to $528,801, or 2.07% of outstanding loans. At September 30, 2000, the allowance for credit losses amounted to $234,989, or 1.0% of outstanding loans. The Bank’s provision for credit losses was $294,400 and $20,350 for the three months ended September 30, 2001 and 2000, respectively. The primary reason for the increase in this ratio is specific reserves related to impaired loans at September 30, 2001.

Noninterest Income and Expense

Total other income increased to $62,028 for the three months ended September 30, 2001, compared to $29,519 for the three months ended September 30, 2000. The growth in the amount of residential mortgage loans originated and sold in the secondary market and in the number of deposit and loan accounts subject to service fees has contributed to this favorable trend.

Total other expenses increased to $342,656 for the three months ended September 30, 2001, compared to $252,385 for the three months ended September 30, 2000. This increase of $90,271, or 3.6%, reflects the expansion of banking operations as well as the overall growth of Northern Star Bank. Personnel costs have grown $51,316, or 47.5%. Expenses of bank premises and fixed assets were $16,154 higher in the first quarter of fiscal year 2002 than in the first quarter of fiscal year 2001 due to the expansion of banking activities into St. Cloud, Minnesota. All other operating expenses have increased from $108,325 in the first quarter of fiscal year 2001 to $131,126 during the first quarter of fiscal year 2002.  The increase in these operating costs is due to higher administrative costs such as audit and legal, networking communications for the two banking locations, travel, supplies, stationary, marketing as well as the result of the overall growth of the Bank.

Provision for Income Taxes

The effective tax rate for the Company and the Bank was 0% for the three month period ended September 30, 2001 because the expected future tax benefit of the net operating loss is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

Convertible Subordinated Unsecured Notes

In September 2001, the Company raised $1 million through the sale of convertible subordinated unsecured notes. The notes were issued for a three-year term and bear interest at the rate of eight percent per annum payable quarterly. Investors in the notes were granted the right to convert their investment into shares of Northern Star Financial, Inc. common stock at the rate of $10.50 per share at any time prior to maturity. Related parties (directors) purchased $600,000 of these notes.

St. Cloud Expansion

On May 29, 2001 Northern Star Bank received approval of its regulators to establish a full-service office at 300 East St. Germain Street in St. Cloud, Minnesota. Northern Star Bank commenced operations at this location on August 15, 2001.

St. Cloud Lease

The Company’s wholly-owned subsidiary, Northern Star Bank, has entered into a 10-year lease agreement with INH Property Management, Inc. to lease approximately 5,000 square feet of a two story, multi-tenant office building. James Illies, a director and principal shareholder of the Company, is a partner of INH Property Management, Inc. The Bank invested approximately $275,000 for equipment and leasehold improvements, including the construction of walls, windows, and doors, paint, floor tile and carpet, and electrical wiring and fixtures. The Company has obtained an independent appraisal of market rents in the St. Cloud area. The Company believes that this transaction is on terms no less favorable to the Bank than could be obtained from an unaffiliated third party.

AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth, for the three months ended September 30, 2001 and 2000, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For The Three Months Ended
	September 30, 2001				September 30, 2000
				Average				Average
	Average			Yield or	Average			Yield or
	Balance		Interest	Rates	Balance		Interest	Rates
Assets
Loans receivable	$24,404,877		$498,126	8.16%	$18,579,152		$439,625	9.46%
Investment securities	10,219,539		148,293	5.80%	4,350,593		77,487	7.13%
Federal funds sold	4,519,412		40,369	3.57%	1,605,906		25,406	6.32%
Total interest-earning assets	39,143,828		686,788	7.02%	24,535,651		542,518	8.84%
Non-interest-earning assets	1,722,433				1,427,310
Total assets	$40,866,261				$25,962,961
Liabilities and Stockholders' Equity
Interest Bearing Deposits	$32,191,777		444,011	5.52%	$18,971,852		284,135	5.99%
Other liabilities	3,892,778		63,554	6.53%	2,665,759		45,800	6.87%
Total interest-bearing liabilities	36,084,555		507,565	5.63%	21,637,611		329,935	6.10%
Non-interest-bearing liabilities	1,961,921				1,550,572
Total liabilities	38,046,476				23,188,183
Stockholders' Equity	2,819,785				2,774,778
Total liabilities and stockholders' equity	$40,866,261				$25,962,961
Net Interest Spread				1.39%				2.74%
Net Interest Income/Margin			$179,223	1.83%			$212,583	3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08	x			1.13	x

INVESTMENT PORTFOLIO

Contractual maturities and yields on our investments (all available for sale) are summarized in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2001
			After one		After five
	One Year		years thru		year thru		After 10
	or Less	Yield	five years	Yield	ten years	Yield	years	Yield	Total	Yield
US Agencies & MBS	$600,656	6.27%	$489,990	6.24%	$2,244,292	5.91%	$5,908,101	5.86%	$9,243,039	5.92%
Corporate Bonds	-	0.00%	502,451	6.08%	250,717	6.57%	-	0.00%	753,168	6.24%
Mutual Funds	2,003,000	4.32%	-	0.00%	-	0.00%	–	0.00%	2,003,000	4.32%
	$2,603,656	4.77%	$992,441	6.16%	$2,495,009	5.98%	$5,908,101	5.86%	$11,999,207	5.67%

LOAN PORTFOLIO

Total gross loans outstanding at September 30, 2001, including loans held for sale, was $26,786,321.

The following table summarizes the composition of the loan portfolio as of September 30, 2001 and June 30, 2001:

	September 30, 2001		June 30, 2001
	Amount	% of Total	Amount	% of Total
Commercial & Agricultural	$4,891,902	18.26%	$4,903,794	20.14%
Real Estate – construction	1,910,858	7.13%	2,307.476	9.48%
Real Estate - mortgages	7,937,555	29.63%	6,117,540	25.13%
Consumer Loans	11,749,160	43.87%	10,588,900	43.49%
Lease Financing	296,846	1.11%	428,447	1.76%
Total loans	$26,786,321	100.00%	$24,346,157	100.00%
Net Deferred Loans fees/(costs)	177,881		161,166
Less: Allowance for Loan Loss	(528,801)		(234,989)
Total Net Loans	$26,435,401		$24,272,334

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The information in the following table is based on the contractual maturities of individual loans, including loans which, may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties. The following table summarizes loan maturities, by type at September 30, 2001 and June 30, 2001.

	As of September 30,2001
	One Year	After One but	After
	or Less	within Five Years	Five Years	Total
Commercial Agricultural	$1,879,904	$2,282,455	$729,543	$4,891,902
Real Estate – construction	1,465,386	445,472	-	1,910,858
Real Estate – mortgages	761,197	3,531,824	3,644,534	7,937,555
Consumer loans	4,038,722	5,857,948	1,852,490	11,749,160
Lease Financing	21,167	275,679	-	296,846
Total	$8,166,376	$12,393,378	$6,226,567	$26,786,321

Loans maturing after one year with
Fixed Interest Rate	$16,812,038
Floating Interest Rates	$1,807,907

	As of June 30, 2001
	One Year	After One but	After
	or Less	Within Five Years	Five Years	Total
Commercial & Agricultural	$1,629,904	$1,195,930	$2,077,960	$4,903,794
Real Estate – construction	1,944,702	180,133	182,642	$2,307,476
Real Estate – mortgages	606,878	1,680,620	3,830,042	$6,117,540
Consumer Loans	4,407,104	2,305,044	4,236,751	$10,588,900
Lease Financing	18,662	361,425	48,360	$428,447
Total	$8,247,250	$5,723,152	$10,375,755	$24,346,157

Loans maturing after one year with
Fixed Interest Rate	$14,775,932
Floating Interest Rates	$1,322,975

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.

At September 30, 2001, the allowance for loan losses was $528,801 or 2.05% of $25,778,624 in loan receivables (net of loans held for sale). The provision for loan losses was made primarily as a result of management’s assessment of impaired loans and general loan loss risk as the Bank’s loan portfolio increase.

	Three Months Ended	Year Ended
	September 30, 2001	June 30, 2001
Balance at Beginning of Period	$234,989	$181,500
Charge-offs	(766)	(8,615)
Recoveries	178	4,590
Net Charge Offs	(588)	(4,025)
Provision charged to operations	294,400	57,514
Balance at End of Period	$528,801	$234,989

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.02%

At September 30, 2001 and June 30, 2001 the allowance was allocated as follows:

	September 30, 2001		June 30, 2001
		Percent of Loans		Percent of Loans
		In Each Category		in Each Category
	Amount	of Total Loans	Amount	of Total Loans
Commercial & Agricultural	$58,878	18.26%	$47,327	20.14%
Real Estate - individual	14,331	7.13%	22,277	9.48%
Real Estate - other	53,368	29.63%	59,053	25.13%
Consumer loans	399,998	43.87%	102,197	43.49%
Lease Financing	2,226	1.11%	4,135	1.76%
Total	$528,801	100.00%	$234,989	100.00%

DEPOSITS

The following is a table of deposits by category at September 30, 2001 and June 30, 2001.

	As of September 30, 2001
				Percentage
		Percentage		of Total
	Ending	of Total	Average	Average	Effective
	Balance	Deposits	Balance	Deposits	Cost
Demand deposit	$2,155,058	6.22%	$1,488,894	4.42%	0.00%
Now	687,672	1.99%	682,084	2.02%	2.51%
Savings	9,054,644	26.14%	8,577,627	25.47%	3.65%
Time accounts less than $100,000	19,359,243	55.89%	19,331,335	57.40%	6.04%
Time accounts of $100,000 or more	3,379,896	9.76%	3,600,731	10.69%	6.34%
Total Deposits	$34,636,513	100.00%	$33,680,671	100.00%

	As of June 30, 2001
				Percentage
		Percentage		of Total
	Ending	of Total	Average	Average	Effective
	Balance	Deposits	Balance	Deposits	Cost
Demand deposit	$1,468,846	4.48%	$1,339,955	5.16%	0.00%
Now	657,420	2.00%	639,505	2.46%	2.59%
Savings	7,603,740	23.17%	5,979,834	23.04%	4.04%
Time accounts less than $100,000	19,202,472	58.51%	14,716,018	56.69%	6.91%
Time accounts of $100,000 or more	3,884,586	11.84%	3,282,492	12.65%	6.95%
Total Deposits	$32,817,064	100.00%	$25,957,804	100.00%

Maturity distribution of time deposits of $100,000 and over.

	As of September 30, 2001
	3 months	Over 3 months	Over 6 months	Over
	or less	thru 6 months	thru 12 months	12 months	Total
Time accounts of $100,00 or more	$527,500	$300,000	$1,426,300	$1,126,096	$3,379,896

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

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

a)   Exhibits

Exhibit 99.1 Press Release dated November 13, 2001

b)   Reports

8-K filed September 17, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Date:	November 14, 2001	By	/s/ Thomas P. Stienessen
Thomas P. Stienessen, President and Chief Executive Officer

Date:	November 14, 2001	By	/s/ Dean M. Doyscher
Dean M.Doyscher, Chief Financial Officer