Form 10QSB
period 2001-12-31
NORTHERN STAR FINANCIAL INC
filed 2002-02-14
CIK 1068179

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                              to

Commission File No. 000-25231

Northern Star Financial, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State of Incorporation)	41-1912467 (IRS Employer ID#)
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

Class: Common Stock, par value $.01 per share
Outstanding shares at December 31, 2001: 479,506

Northern Star Financial, Inc. and Subsidiary

Northern Star Financial, Inc.
Index to Form 10-QSB
December 31, 2001

PART I. FINANCIAL INFORMATION
Item 1.	Summary Financial Data
Consolidated Statements of Financial Condition at December 31, 2001 (unaudited) and June 30, 2001 (audited)
Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2001 and 2000
Unaudited Consolidated Statement of Cash Flows for the three and six months ended December 31, 2001 and 2000
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Default upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

Northern Star Financial, Inc. Financial Data Summary

        The following table summarizes certain historical financial data of Northern Star Financial and its subsidiary on a consolidated basis as of and for the three and six months ended December 31, 2001 and 2000. You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	For The Three Months Ended December 31,		As of and For The Six Months Ended December 31,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income:
Interest income	$705,167	$627,533	$1,391,955	$1,170,050
Interest expense	478,117	408,813	985,682	738,748

Net interest income	227,050	218,720	406,273	431,302
Provision for loan losses	38,900	20,050	333,300	40,400
Other non-interest income	205,708	29,961	267,736	59,480
Non-interest expense	455,557	281,465	798,213	533,849

Income (loss) before income tax expense	(61,699)	(52,834)	(457,504)	(98,687)
Income tax expense (benefit)	—	—		—

Net income (loss)	$(61,699)	$(52,834)	$(457,504)	$(98,687)

Balance Sheet:
Assets			$45,032,649	$33,539,109
Allowance for loan losses			557,353	221,900
Deposits			35,904,204	27,952,696
Stockholders' equity			2,471,826	2,740,999
Per Share Data:
Net income (loss)—basic	$(0.13)	$(0.12)	$(0.95)	$(0.23)
Net income (loss)—diluted	$(0.13)	$(0.12)	$(0.95)	$(0.23)
Book value			$5.15	$6.41
Other Data
Average shares outstanding — basic	479,506	427,600	479,506	427,600
Average shares outstanding — diluted	479,506	427,600	479,506	427,600
Financial Ratios:
Equity to assets			5.49%	8.17%
Return on average assets			(1.07)%	(0.33)%
Return on average stockholders' equity			(1.84)%	(3.80)%
Net interest margin			1.98%	3.24%
Tier 1 leverage ratio			8.39%	8.50%
Tier 1 capital to risk-weighted assets			11.12%	10.57%
Total capital to risk-weighted assets			12.37%	11.49%
Asset Quality Ratios:
Nonperforming assets to total assets			1.70%	0.01%
Nonperforming assets to total loans and and other real estate owned			2.39%	0.01%
Allowance for loan losses to total loans			1.79%	1.00%

Northern Star Financial, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31, 2001	June 30, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,318,025	$870,133
Federal funds sold	921,000	3,438,000
Securities available for sale, at fair value	9,942,032	9,623,962
Federal Home Loan Bank stock, at cost	238,800	138,800
Loans held for sale	831,422	825,649
Loans receivable, net of allowance for loan and lease losses of $557,353 and $234,989	30,778,281	23,446,685
Accrued interest receivable	367,471	357,301
Property and equipment, net of depreciation	587,696	381,527
Other assets	47,922	52,677

Total Assets	$45,032,649	$39,134,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits	$2,913,080	$1,468,846
NOW accounts	876,957	657,420
Savings and money market	9,640,684	7,603,740
Time deposits	22,473,483	23,087,058

Total deposits	35,904,204	32,817,064
Notes Payable and other borrowings	5,275,000	2,875,000
Convertible subordinated notes payable	1,000,000	—
Accrued interest payable and other	381,619	461,086

Total Liabilities	42,560,823	36,153,150

Shareholders' Equity:
Common Stock, $.01 par value, 15,000,000 shares authorized; 479,506 shares issued and outstanding	4,795	4,795
Undesignated stock, par value $.01per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,158,504	4,158,504
Accumulated deficit	(1,649,548)	(1,192,043)
Unearned stock compensation	(14,002)	(16,000)
Accumulated other comprehensive income (loss)	(27,923)	26,328

Total Shareholders' Equity	2,471,826	2,981,584

Total Liabilities and Shareholders' Equity	$45,032,649	$39,134,734

See Notes to Consolidated Financial Statement

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2001	2000	2001	2000
Interest income
Loans receivable	$535,534	$507,995	$1,033,660	$947,620
Securities available for sale	152,858	75,312	301,151	152,799
Federal funds sold	16,775	44,226	57,144	69,631

Total interest income	705,167	627,533	1,391,955	1,170,050

Interest expense
Deposits	398,770	361,771	842,781	645,906
Borrowed funds	79,347	47,042	142,901	92,842

Total interest expense	478,117	408,813	985,682	738,748

Net interest income	227,050	218,720	406,273	431,302
Provision for loan losses	38,900	20,050	333,300	40,400

Net interest income after provision for loan loss	188,150	198,670	72,973	390,902

Noninterest income
Other fees and service charges	40,135	18,027	68,448	37,451
Gain on sale of securities	53,534	—	58,042	—
Gain on sale of loans	112,039	11,934	141,246	22,029

Total noninterest income	205,708	29,961	267,736	59,480

Noninterest expense
Compensation and employee benefits	202,817	109,798	362,186	217,851
Board fees	27,250	28,000	47,250	47,500
Occupancy	39,379	22,811	74,849	41,964
Legal and accounting	27,600	24,500	34,138	46,753
Printing & supplies	21,492	6,484	42,439	13,143
Property and equipment depreciation	19,768	16,855	36,459	33,709
Data processing	22,374	23,435	41,912	40,987
Other	94,877	49,582	158,980	91,942

Total noninterest expense	455,557	281,465	798,213	533,849

Loss Before income Tax Benefit and Discontinued Operations	(61,699)	(52,834)	(457,504)	(83,467)
Income Tax Benefit	—	—	—	—

Loss from Continuing Operations	(61,699)	(52,834)	(457,504)	(83,467)
Loss from Discontinued Operations	—	—	—	(15,220)

Net Loss	$(61,699)	$(52,834)	$(457,504)	$(98,687)

Net Loss per Common Share
Basic from Continuing Operations	$(0.13)	$(0.12)	$(0.95)	$(0.19)
Basic from Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.04)

Basic (loss) per share of common stock	$(0.13)	$(0.12)	$(0.95)	$(0.23)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2001	2000	2001	2000
Cash flows from operating activities:
Net (loss)	$(61,699)	$(52,834)	$(457,504)	$(98,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	24,976	16,854	44,385	33,709
Loss on disposition of joint venture	—	—	—	15,220
Provision for loan losses	38,900	20,050	333,300	40,400
Net amortization and accretion of bond premium and discounts	(3,296)	(3,083)	(3,198)	(5,768)
Deferred loan fees and costs, net	(23,660)	49,498	(40,376)	42,249
Earned stock compensation	1,000	999	2,000	2,002
Gain on sale of available for sale securities	(53,534)	—	(58,042)	—
(Increase) decrease in:
Loans held for sale	176,275	76,105	(5,773)	345,705
Accrued interest receivable	6,485	(51,363)	(10,170)	(89,979)
Other assets	9,082	48,102	4,755	49,423
Increase (decrease) in:				—
Accrued interest payable and other liabilities	(110,780)	172,480	(79,467)	371,347

Net cash provided by (used in) operating activities	(2,382)	276,808	(270,090)	705,621

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,220,073)	(1,827,462)	(5,747,748)	(1,827,462)
Proceeds from maturities of available-for-sale securities	1,130,056	1,250,626	347,824	1,250,626
Proceeds from sales of available-for-sale securities	5,014,146	—	7,607,840	—
Purchase of FHLB stock	(80,000)	(3,800)	(100,000)	(41,300)
Investment in joint venture	—	(67,352)	—	—
Loan origination's and principal payments on loans, net	(5,366,817)	(2,045,032)	(7,626,520)	(5,583,966)
Purchase of property and equipment	(42,228)	—	(250,554)	(856)

Net cash used in investing activities	(2,564,916)	(2,693,020)	(5,769,158)	(6,202,958)

Cash flows from financing activities:
Net increase in non-interest bearing demand and savings deposit accounts	1,533,347	1,723,783	3,700,715	1,558,862
Net (decrease) increase in time deposits	(265,656)	3,346,907	(613,575)	7,847,573
Proceeds from borrowings	1,500,000	75,000	3,400,000	825,000

Net cash provided by financing activities	2,767,691	5,145,690	6,487,140	10,231,435

Net increase (decrease) in cash and due from banks	206,524	2,729,478	447,892	4,734,098
Cash and due from banks, beginning	1,111,501	2,693,824	870,133	689,204

Cash and due from banks, ending	$1,318,025	$5,423,302	$1,318,025	$5,423,302

See Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

Note 1: PRINCIPLES OF CONSOLIDATION

        The unaudited consolidated financial statements as of and for the six month period ended December 31, 2001 and 2000 include the accounts of Northern Star Financial, Inc. (the "Company") and its wholly owned subsidiary Northern Star Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six month periods ended December 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 3: EARNINGS PER SHARE

        The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three and six month periods ended December 31, 2001 and 2000 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 479,506 and 427,600 respectively. Potential common shares related to stock options, warrants, and convertible subordinated notes payable were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Note 4: COMPREHENSIVE (LOSS)

	For the Six Months Ended December 31,
	2001	2000
Accumulated other comprehensive (loss) is composed of the following:
Unrealized Gains (Losses) on Securities
Beginning Balance	$26,328	$(34,401)
Current-period change net of tax	(54,251)	49,280

Ending Balance	$(27,923)	$14,879

Comprehensive (Loss) consists of the following:
Net loss	$(457,504)	$(98,687)
Other comprehensive income	(54,251)	49,280

Comprehensive (loss)	$(511,755)	$(49,407)

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

        Consolidated total assets at December 31, 2001 were approximately $45 million, which represents an increase of $5.9 million, or 15.1%, above the comparable level at June 30, 2001. The increase in total assets was directly attributable to a $3.1 million, or a 9.4%, increase in total deposits combined with a $2.4 million, or 83%, increase in short term borrowings as compared to June 30, 2001. The growth in deposits is primarily the result of a $1.4 million, or 98.3%, increase in demand deposit accounts, and a $2.04 million, or 26.8% increase in savings and money market accounts. The increase in savings and money markets accounts resulted from the Company offering deposit rates at or slightly above the rates offered by a majority of its competitors in its immediate market area, the intent of which was to attract new customers while providing funding for projected loan growth.

        In September 2001, the Company raised $1 million through the sale of convertible subordinated unsecured notes. The notes were issued for a three-year term and bear interest at the rate of eight percent per annum payable quarterly. Investors in the notes were granted the right to covert their investment into shares of Northern Star Financial, Inc. common stock at the rate of $10.50 per share at any time prior to maturity. Related parties (directors) purchased $600,000 of these notes. The net loss for the six months ending December 31, 2001 equaled $457,504 compared to a net loss of $98,687 for the six months ending December 31, 2000. Northern Star Bank established a banking office in St. Cloud, Minnesota during the first quarter of the fiscal year ending June 30, 2002. As a result, a direct comparison of the results of operations during these time periods may not be meaningful.

Net Interest Income

        Interest income for the second quarter of the fiscal year ending June 30, 2002 increased by $78 thousand, or 12.4%, over the same quarter of 2001. The net interest margin of 2.13% for the second quarter of fiscal year 2002 decreased from 3.04% for the second quarter of 2001. Further, loan yields have decreased at a faster rate than deposit rates. For the first six months of fiscal year 2002, interest income increased by $222 thousand, or 19%, over the same period one year ago. The net interest margin of 1.98% for the first six months of fiscal year 2002 decreased from 3.24% over the same period one year ago. Improvement in interest income was the result of the higher volume of loans. Conversely, the decline in the net interest margin resulted primarily from the impact of increases in deposits being invested in securities and federal funds sold during a lower interest rate environment that existed during the second quarter and first half of fiscal year 2002 as compared to that which existed during the second quarter and first half of fiscal year 2001.

        Average interest bearing deposits for the three months ended December 31, 2001 increased by $10.4 million, or 45.2%, compared to the prior fiscal year quarter. The average rate paid on interest bearing accounts decreased from 6.30% in the second quarter of fiscal year 2001 to 4.79% for the second quarter of fiscal year 2002. The average rate paid on certificates of deposits decreased, from

6.79% for the first six months of fiscal year 2001 to 6.05% for the same quarter of fiscal year 2002. For the first six months of fiscal year 2002, average deposits increased $11.04 million, or 46.7%, compared to the first six months of fiscal year 2001. The average rate paid on savings, money market and checking accounts during the first six months of fiscal year 2002 was 2.61% compared to 3.11% for the first six months of fiscal year 2001.

        Average non-interest bearing deposits have not kept pace with the growth in interest bearing deposits from a year ago. Average non-interest bearing deposits make up 5.48% of average total deposits for the first six months of fiscal year 2002 as compared to 7.21% for the first six months of fiscal year 2001. This has contributed to the decline in net interest margin. Average certificates of deposit for the second quarter and the first six months of fiscal year 2002 were 66.6% of average deposits, compared to 65.1% for the same period of fiscal year 2001.

Noninterest Income

        Noninterest income is derived primarily from service charges on deposit accounts, gains on the sale of securities, and earnings on loan sales. Non-interest income for the second quarter increased by $176 thousand, or 587%, compared to the same quarter of fiscal year 2001. The increase is due to an increase in the volume of loans sold on the secondary market. For the first six months of fiscal year 2002, non-interest income increased $208 thousand, or 350%, compared to the first six months of 2001. The increases are consistent with the growth in average interest bearing demand deposits and savings accounts combined with premiums and fee income from residential mortgage activity. Residential mortgage loans originated for sale increased $8.03 million, or 602%, compared to the first six months of fiscal year 2001. For the first six months of fiscal year 2002, income from gain on sale of residential mortgage loans increased $119 thousand, or 541%, compared to the first six months of 2001. The increase in mortgage loan activity is attributable to the decline in mortgage lending interest rates that has resulted in an increase in the origination of new loans.

Noninterest Expenses

        The Company's noninterest expenses were $455,557 (or 4.1% of average assets on an annualized basis) during the three-month period ending December 31, 2001 and $798,213 (or 3.7% of average assets on an annualized basis) for the six-month period ending December 31, 2001. The second quarter increase of nearly $113 thousand in noninterest expenses over first quarter levels is attributed to increases in expenses associated with higher volumes of residential mortgage lending, problem loan resolution expense, and to the expansion of the Company's banking activities into the St. Cloud market. Non-interest expenses for the quarter ended December 31, 2001 increased by $174 thousand, or 61.9%, compared to the prior fiscal years quarter at which time noninterest expenses were 3.7% of average assets.

        For the second quarter, salary and employee benefits expense increased $93 thousand, or 84.7%. Occupancy expense increased $17 thousand, or 72.6%, depreciation expense increased $3 thousand, or 17.3%, compared to the prior year.

        For the first six months of fiscal year 2002, non-interest expense increased $264 thousand, or 49.5%, compared to the first six months of fiscal year 2001 at which time noninterest expenses were 3.8% of average assets. The increase in non-interest expense results primarily from increases in salary and benefits, occupancy, both of which are a function of our new St. Cloud location.

        Year to date, salary and employee benefits expense increased $144 thousand, or 66.3%, occupancy expense increased $33 thousand, or 78.4%, depreciation expense increased $3 thousand, or 8.2% while accounting expenses decreased $4 thousand, or 21.7%, compared to the equivalent six month period in the prior fiscal year.

        Salary and employee benefits expense increased as a result of the addition of certain staff lending positions in the Mankato office as well as staffing positions associated with the St. Cloud bank expansion. These additions to staff were combined with general merit increases in salaries and increased employee benefit costs. The increase in occupancy and depreciation expenses occurred primarily as a result of the addition of the St. Cloud banking facility combined with other general upgrades in equipment and technology.

Income Taxes

        The effective tax rate for the Company and the Bank was 0% for the three months and six months ended December 31, 2001 because the expected future tax benefit of the net operating loss amounting to approximately $183 thousand is fully reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

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

        The Company's primary source of liquidity is from cash on hand, deposit growth, borrowings and dividends from the Bank. The Company's primary uses of liquidity are associated with its loan growth and operating expenses.

        The Bank's liquidity is managed on a daily basis by maintaining cash, federal funds sold, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates.

        At December 31, 2001 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to fiscal year 2001 liquidity decreased in fiscal year 2002 as a result of the growth in the loan and securities portfolio.

        Cash and due from banks and federal funds sold totaled $2.2 million as of December 31, 2001. Liquid assets were lower than anticipated at December 31, 2001 due to greater than expected residential loan financing demand.

        At present the Company's primary sources of liquidity are from maturing securities, deposit growth and interest on loans. In addition, the Bank has offered special time deposits at slightly higher than market rates in order to attract new deposits to fund its growth in loans and investments. The Bank has several ways of providing liquidity in addition to special deposit campaigns, which offer rates slightly higher than local market rates yet less than national market rates. At December 31, 2001, the Bank had unused federal funds lines of credit totaling $2 million. The Bank also has access to borrowings from the Federal Home Loan Bank based upon the value of collateral (investments and loans). Management believes these sources of secondary liquidity are adequate to meet any cash demands that may arise.

Deposits

        Total deposits were $35.9 million at the period ending December 31, 2001, which was an increase of $3.09 million over the prior fiscal year ending June 30, 2001. Deposit balances held in the Bank's tiered money market accounts equaled $5.3 million at December 31, 2001. This is an account in which the terms provide a floating rate of interest. The rate offered on this account has been attractive and Bank's customers have held funds in this deposit product rather than locking into a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of their funds versus a time certificate bearing a future maturity.

        As of December 31, 2001, demand deposits equaled $2.9 million. These Bank transaction accounts have significant changes in daily balances, mainly due to deposits held by commercial companies. Commercial company deposit accounts have greater balance fluctuations than other types of deposits because of their comparatively higher levels of activity. The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

        Net loans receivable, including loans held for sale, equaled $31.6 million at December 31, 2001. The Bank continues to emphasize commercial and real estate lending. At December 31, 2001, 15% of the loans held for investment were commercial and agricultural loans and 45% were residential real estate and construction loans. The Bank consumer loan portfolio equaled 38.7% of the total loan portfolio at December 31, 2001. Average loans for the three months ended December 31, 2001 increased by 8.4 million, or 39% compared to the prior year quarter. For the first six months of fiscal year 2002, average loans increased $7.2 million, or 36%, compared to the first six months of fiscal year 2001. This increase has been the result of the Bank's efforts to increase total interest earning assets.

Allowance for Loan Losses

        The allowance for loan losses equaled $557,353 at fiscal quarter ending December 31, 2001. This amount is equal to 1.79% of loan receivables as of the period end. The provision for loan losses for the three and six months ended December 31, 2001 was $39 thousand and $333 thousand compared with $20 thousand and $40 thousand for the three and six months ended December 31, 2000. The year-to-date rate of increase in the provision for loan losses is higher than the increase in the growth rate of gross loans during the first six months of fiscal year 2002 as compared to the first six months of fiscal year 2001. The primary reason for the increase in this ratio is the $295 thousand of loans classified as doubtful or loss during the first quarter of fiscal year 2002 and their related specific reserves.

        At fiscal quarter ending December 31, 2001, the Bank had 4 loans totaling approximately $318 thousand classified as substandard and $289 in loans classified as doubtful or loss.

        The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment. Since the bank's inception, there have been $20 thousand in loan receivables charged off and, $5 thousand in charge off recoveries. Northern Star Bank has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

Capital Resources

        Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. Banks are required to maintain a minimum total risk-based capital ratio of eight percent (8%). At December 31, 2001, the Bank was considered "well capitalized."

        Consolidated equity decreased $509.8 thousand from June 30, 2001 to December 31, 2001. Consolidated equity represented 5.49% and 7.62% of consolidated assets at December 31, 2001 and June 30, 2001, respectively. Equity capital of Northern Star Bank increased by $1 million from an offering of convertible debentures during the first quarter of fiscal year 2002. Consolidated year-to-date capital reductions totaled $457.5 thousand resulting from the year-to-date operating losses that incurred largely as a result of declining net interest margin and the $271 thousand provision made to the Bank's allowance for loan and lease losses during the first quarter of fiscal year 2002. The total risk-based capital ratio for the Company's wholly owned subsidiary, Northern Star Bank was 12.37% at December 31, 2001 compared to 12.25% at June 30, 2001. The Bank's leverage capital ratio was 8.39% at December 31, 2001 versus 8.00% at June 30, 2001. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

AVERAGE BALANCES, YIELDS AND RATES

        The following table sets forth, for the three and six months ended December 31, 2001 and 2000, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For the Three Months Ended
	December 31, 2001				December 31, 2000
	Average Balance		Interest	Average Yield or Rates	Average Balance		Interest	Average Yield or Rates
Assets
Loans receivable	$29,890,574		$535,534	7.17%	$21,498,665		$507,998	9.45%
Investment securities	11,058,998		152,858	5.42%	4,610,211		75,312	6.53%
Federal funds sold	1,783,344		16,775	3.76%	2,676,119		44,226	6.61%

Total interest-earning assets	42,732,916		705,167	6.57%	28,784,995		627,536	8.72%
Non-interest-earning assets	1,774,517				1,447,935

Total assets	$44,507,433				$30,232,930

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$33,332,860		398,770	4.79%	$22,953,028		361,771	6.30%
Other liabilities	5,806,843		79,347	5.47%	2,775,000		47,042	6.78%

Total interest-bearing liabilities	39,139,703		478,117	4.89%	25,728,028		408,813	6.36%

Non-interest-bearing liabilities	2,782,117				1,910,401

Total liabilities	41,921,820				27,638,429
Stockholders' Equity	2,585,613				2,594,501
Total liabilities and stockholders' equity	$44,507,433				$30,232,930

Net Interest Spread				1.68%				2.36%
Net Interest Income/Margin			$227,050	2.11%			$218,723	3.04%

Ratio of average interest-earning assets To average interest-bearing liabilities	1.09	x			1.12	x

	For the Three Months Ended
	December 31, 2001				December 31, 2000
	Average Balance		Interest	Average Yield or Rates	Average Balance		Interest	Average Yield or Rates
Assets
Loans receivable	$27,271,463		$1,033,660	7.58%	$20,038,905		$947,620	9.46%
Investment securities	10,569,423		301,151	5.70%	4,480,402		152,799	6.82%
Federal funds sold	3,151,378		57,144	3.63%	2,141,012		69,631	6.50%

Total interest-earning assets	40,992,264		1,391,955	6.79%	26,660,319		1,170,050	8.77%
Non-interest-earning assets	1,694,583				1,437,623

Total assets	$42,686,847				$28,097,942

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$32,764,084		842,781	5.15%	$20,962,440		645,906	6.16%
Other liabilities	4,849,811		142,901	5.60%	2,720,380		92,842	6.83%

Total interest-bearing liabilities	37,613,895		985,682	5.21%	23,682,820		738,748	6.24%

Non-interest-bearing liabilities	2,368,815				1,730,486

Total liabilities	39,982,710				25,413,306
Stockholders' Equity	2,704,137				2,684,636
Total liabilities and stockholders' equity	$42,686,847				$28,097,942

Net Interest Spread				1.55%				2.53%
Net Interest Income/Margin			$406,273	1.98%			$431,302	3.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08	x			1.13	x

INVESTMENT PORTFOLIO

        Contractual maturities and yields on our investments (all available for sale) are summarized in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2001
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield
US Agencies & MBS	$—	0.00%	$962,584	5.07%	$3,000,306	5.47%	$5,490,359	6.13%	$9,453,249	5.81%
Corporate Bonds	—	0.00%	488,783	6.06%	—	0.00%	—	0.00%	488,783	6.06%
Mutual Funds	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	$—	0.00%	$1,451,367	5.41%	$3,000,306	5.47%	$5,490,359	6.13%	$9,942,032	5.82%

LOAN PORTFOLIO

        Total gross loans outstanding at December 31, 2001, including loans held for sale, was $31,965,515. The following table summarized the composition of the loan portfolio as of December 31, 2001 and June 30, 2001.

	December 31, 2001		June 30, 2001
	Amount	% of Total	Amount	% of Total
Commercial & Agricultural	$4,895,814	15.32%	$4,903,794	20.14%
Real Estate—construction	2,301,537	7.20%	2,307,476	9.48%
Real Estate—mortgages	12,141,047	37.98%	6,117,540	25.13%
Consumer Loans	12,356,595	38.66%	10,588,900	43.49%
Lease Financing	270,522	0.84%	428,447	1.76%

Total loans	$31,965,515	100.00%	$24,346,157	100.00%

Net Deferred Loans fees/(costs)	201,541		161,166
Less: Allowance for Loan Loss	(557,353)		(234,989)

Total Net Loans	$31,609,703		$24,272,334

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

        The information in the following table is based on the contractual maturities of individual loans, including loans which, may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with our without prepayment penalties. The following table summarizes loan maturities, by type at December 31, 2001 and June 30, 2001.

	As of December 31, 2001
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & Agricultural	$1,815,493	$2,257,969	$822,352	$4,895,814
Real Estate—construction	1,884,494	417,043	—	$2,301,537
Real Estate—mortgages	2,395,072	6,647,436	3,098,539	$12,141,047
Consumer Loans	4,005,092	6,522,159	1,829,344	$12,356,595
Lease Financing	31,975	238,547	—	$270,522

Total	$10,132,126	$16,083,154	$5,750,235	$31,965,515

Loans maturing after one year with
Fixed Interest Rate	$18,896,742
Floating Interest Rates	$2,936,647
	As of June 30, 2001
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & Agricultural	$1,629,904	$1,195,930	$2,077,960	$4,903,794
Real Estate—construction	1,944,702	180,133	182,642	2,307,477
Real Estate—mortgages	606,878	1,680,620	3,830,042	6,117,540
Consumer loans	4,047,104	2,305,044	4,236,751	10,588,899
Lease Financing	18,662	361,425	48,360	428,447

Total	$8,247,250	$5,723,152	$10,375,755	$24,346,157

Loans maturing after one year with
Fixed Interest Rate	$14,775,932
Floating Interest Rates	$1,322,975

PROVISION AND ALLOWANCE FOR LOAN LOSSES

        The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses will be made periodically to maintain the allowance at the appropriate level based on management's analysis of the potential risk in the loan portfolio.

        At December 31, 2001, the allowance for loan losses was $557,353 or 1.79% of $31,134,092 in loan receivables (net of loans held for sale). The provision for loan losses was made primarily as a result of management's assessment of impaired loans and general loan loss risk as the Bank's loan portfolio increases.

	Six Months Ended December 31, 2001	Year Ended June 30, 2001
Balance at Beginning of Period	$234,989	$181,500
Charge-offs	(11,114)	(8,615)
Recoveries	178	4,590
Net Charge-offs	(10,936)	(4,025)
Provision charged to operations	333,300	57,514

Balance at End of Period	$557,353	$234,989

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.02%

        At December 31, 2001 and June 30, 2001 the allowance was allocated as follows:

	December 31, 2001		June 30, 2001
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & Agricultural	$54,272	15.32%	$47,327	20.14%
Real Estate—construction	17,262	7.20%	22,277	9.48%
Real Estate—mortgages	66,616	37.98%	59,053	25.13%
Consumer loans	417,175	38.66%	102,197	43.49%
Lease Financing	2,028	0.84%	4,135	1.76%

Total	$557,353	100.00%	$234,989	100.00%

DEPOSITS

        The following is a table of deposits by category at December 31, 2001 and June 30, 2001.

	As of December 31, 2001
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$2,913,080	8.11%	$1,898,993	5.48%	0.00%
Now	876,957	2.44%	761,609	2.20%	2.06%
Savings	9,640,684	26.85%	8,911,407	25.71%	3.21%
Time Accounts less than $100,000	19,020,694	52.98%	19,612,909	56.58%	6.11%
Time Accounts of $100,000 or more	3,452,789	9.62%	3,478,159	10.03%	5.71%

Total Deposits	$35,904,204	100.00%	$34,663,077	100.00%

	As of June 30, 2001
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$1,468,846	4.48%	$1,339,955	5.16%	0.00%
Now	657,420	2.00%	639,505	2.46%	2.59%
Savings	7,603,740	23.17%	5,979,834	23.04%	4.04%
Time Accounts less than $100,000	19,202,472	58.51%	14,716,018	56.69%	6.91%
Time Accounts of $100,000 or more	3,884,586	11.84%	3,282,492	12.65%	6.95%

Total Deposits	$32,817,064	100.00%	$25,957,804	100.00%

        Maturity distribution of time deposits of $100,000 and over are as follows:

	As of December 31, 2001
	3 months or less	Over 3 months thru 6 months	Over 6 months thu 12 months	Over 12 months	Total
Time Accounts of $100,000 or more	$400,815	$911,300	$1,315,000	$825,674	$3,452,789

PART II
OTHER INFORMATION

Item 1.		Legal Proceedings
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
Exhibit 99.1 Press Release dated February 14, 2002
	b)	Reports
None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.
Date: February 14, 2002	By:	/s/ THOMAS P. STIENESSEN Thomas P. Stienessen President and Chief Executive Officer
Date: February 14, 2002	By:	/s/ DEAN M. DOYSCHER Dean M. Doyscher Chief Financial Officer

QuickLinks

Class: Common Stock, par value $.01 per share Outstanding shares at December 31, 2001: 479,506
Northern Star Financial, Inc. Index to Form 10-QSB December 31, 2001
Northern Star Financial, Inc. Financial Data Summary
Northern Star Financial, Inc. and Subsidiary Consolidated Statements of Financial Condition
Northern Star Financial, Inc. and Subsidiary Unaudited Consolidated Statements of Operations
Northern Star Financial, Inc. and Subsidiary Unaudited Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS
PART II OTHER INFORMATION
SIGNATURES