Form 10QSB
period 2002-03-31
NORTHERN STAR FINANCIAL INC
filed 2002-05-14
CIK 1068179

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Class: Common Stock, par value $.01 per share
Outstanding shares at May 1, 2002: 479,506

Northern Star Financial, Inc. and Subsidiary

Northern Star Financial, Inc.
Index to Form 10-QSB
March 31, 2002

Northern Star Financial, Inc. Financial Data Summary

        The following table summarizes certain historical financial data of Northern Star Financial and its subsidiary on a consolidated basis as of and for the three and nine months ended March 31, 2002 and 2001. You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	For The Three Months Ended March 31,		As of and For The Nine Months Ended March 31,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Income:
Interest income	$682,265	$661,956	$2,074,220	$1,832,006
Interest expense	420,420	453,058	1,406,102	1,191,806

Net interest income	261,845	208,898	668,118	640,200
Provision for loan losses	18,000	12,114	351,300	52,514
Other non-interest income	73,512	79,232	341,248	138,712
Non-interest expense	429,078	284,422	1,227,292	833,491

Income (loss) before income tax expense	(111,721)	(8,406)	(569,226)	(107,093
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(111,721)	$(8,406)	$(569,226)	$(107,093)

Balance Sheet:
Assets			$43,834,870	$36,367,700
Allowance for loan losses			571,191	230,337
Deposits			34,825,473	30,653,404
Stockholders' equity			2,337,219	2,755,579
Per Share Data:
Net income (loss)—basic	$(0.23)	$(0.02)	$(1.19)	$(0.25)
Net income (loss)—diluted	$(0.23)	$(0.02)	$(1.19)	$(0.25)
Book value			$4.87	$6.44
Other Data
Average shares outstanding—basic	479,506	427,600	479,506	427,600
Average shares outstanding—diluted	479,506	427,600	479,506	427,600
Financial Ratios:
Equity to assets			5.33%	7.58%
Return on average assets			(1.32)%	(0.36)%
Return on average stockholders' equity			(22.00)%	(3.38)%
Net interest margin			2.34%	2.99%
Tier 1 leverage ratio (Bank only)			8.77%	7.70%
Tier 1 capital to risk-weighted assets (Bank only)			11.65%	10.46%
Total capital to risk-weighted assets (Bank only)			12.90%	11.39%
Asset Quality Ratios:
Nonperforming assets to total assets			1.75%	0.16%
Nonperforming assets to total loans and and other real estate owned			2.46%	0.22%
Allowance for loan losses to total loans			1.83%	1.00%

Northern Star Financial, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31, 2002	June 30, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$929,995	$870,133
Federal funds sold	1,671,000	3,438,000
Securities available for sale, at fair value	9,269,833	9,623,962
Federal Home Loan Bank stock, at cost	238,800	138,800
Loans held for sale	275,400	825,649
Loans receivable, net of allowance for loan and lease losses of $571,191 and $234,989	30,468,318	23,446,685
Accrued interest receivable	338,776	357,301
Property and equipment, net of depreciation	554,027	381,527
Other assets	88,721	52,677

Total Assets	$43,834,870	$39,134,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits	$2,929,357	$1,468,846
NOW accounts	1,294,020	657,420
Savings and money market	9,873,559	7,603,740
Time deposits	20,728,537	23,087,058

Total deposits	34,825,473	32,817,064
Notes Payable and other borrowings	5,275,000	2,875,000
Convertible subordinated notes payable	1,000,000	—
Accrued interest payable and other	397,178	461,086

Total Liabilities	41,497,651	36,153,150

Shareholders' Equity:
Common Stock, $.01 par value, 15,000,000 shares authorized; 479,506 shares issued and outstanding	4,795	4,795
Undesignated stock, par value $.01per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,158,504	4,158,504
Accumulated deficit	(1,761,269)	(1,192,043)
Unearned stock compensation	(13,003)	(16,000)
Accumulated other comprehensive income (loss)	(51,808)	26,328

Total Shareholders' Equity	2,337,219	2,981,584

Total Liabilities and Shareholders' Equity	$43,834,870	$39,134,734

See Notes to Consolidated Financial Statement

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2002	2001	2002	2001
Interest income
Loans receivable	$546,094	$528,215	$1,579,754	$1,475,835
Securities available for sale	133,355	98,393	434,506	251,192
Federal funds sold	2,816	35,348	59,960	104,979

Total interest income	682,265	661,956	2,074,220	1,832,006

Interest expense
Deposits	340,522	407,808	1,183,200	1,053,714
Borrowed funds	79,898	45,250	222,902	138,092

Total interest expense	420,420	453,058	1,406,102	1,191,806

Net interest income	261,845	208,898	668,118	640,200
Provision for loan losses	18,000	12,114	351,300	52,514

Net interest income after provision for loan loss	243,845	196,784	316,818	587,686

Noninterest income
Other fees and service charges	30,636	18,596	99,084	56,047
Gain on sale of securities	—	33,625	58,042	33,625
Gain on sale of loans	42,876	27,011	184,122	49,040

Total noninterest income	73,512	79,232	341,248	138,712

Noninterest expense
Compensation and employee benefits	215,473	117,275	577,659	335,126
Board fees	21,000	19,500	68,250	67,000
Occupancy	39,823	24,135	114,672	66,099
Legal and accounting	9,904	18,406	44,042	65,159
Printing & supplies	21,214	5,160	63,653	18,303
Property and equipment depreciation	19,441	16,900	55,900	50,609
Data processing	31,780	22,085	73,692	63,072
Other	70,443	60,961	229,424	152,903

Total noninterest expense	429,078	284,422	1,227,292	818,271

Loss Before Income Tax Benefit and Discontinued Operations	(111,721)	(8,406)	(569,226)	(91,873)
Income Tax Benefit	—	—	—	—

Loss from Continuing Operations	(111,721)	(8,406)	(569,226)	(91,873)
Loss from Discontinued Operations	—	—	—	(15,220)

Net Loss	$(111,721)	$(8,406)	$(569,226)	$(107,093)

Net Loss per Common Share
Basic from Continuing Operations	$(0.23)	$(0.02)	$(1.19)	$(0.21)
Basic from Discontinued Operations	—	—	—	(0.04)

Basic (loss) per share of common stock	$(0.23)	$(0.02)	$(1.19)	$(0.25)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2002	2001	2002	2001
Cash flows from operating activities:
Net (loss)	$(111,721)	$(8,406)	$(569,226)	$(107,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,566	16,899	66,951	50,608
Loss on disposition of joint venture	—	—	—	15,220
Provision for loan losses	18,000	12,114	351,300	52,514
Net amortization and accretion of premium and discounts	22,735	(5,864)	17,540	(11,632)
Deferred loan fees and costs, net	(14,836)	38,449	(55,212)	80,698
Earned stock compensation	999	999	2,997	3,001
Gain on sale of available for sale securities	—	(33,626)	(58,042)	(33,626)
(Increase) decrease in:
Loans held for sale	556,022	(1,589,127)	550,249	(1,243,422)
Accrued interest receivable	28,695	(4,280)	18,525	(94,259)
Other assets	(25,887)	(74,385)	(21,132)	(24,962)
Increase (decrease) in:
Accrued interest payable and other liabilities	15,559	(579,087)	(63,908)	(207,740)

Net cash provided by (used in) operating activities	512,132	(2,226,314)	240,042	(1,520,693)

Cash flows from investing activities:
Purchases of available-for-sale securities	(495,781)	(6,618,548)	(8,760,529)	(8,446,010)
Proceeds from maturities of available-for-sale securities	621,360	1,807,874	969,184	3,058,500
Proceeds from sales of available-for-sale securities	500,000	2,124,289	8,107,840	2,124,289
Purchase of FHLB stock	—	—	(100,000)	(41,300)
Net (increase) decrease in Federal Funds sold	(750,000)	—	1,767,000	—
Loan origination's and principal payments on loans, net	306,799	(348,140)	(7,317,721)	(5,932,106)
Purchase of property and equipment	(3,809)	(909)	(254,363)	(1,765)

Net cash provided by (used in) investing activities	178,569	(3,035,434)	(5,588,589)	(9,238,392)

Cash flows from financing activities:
Net increase in non-interest bearing demand and savings deposit accounts	666,215	(819,983)	4,366,930	738,879
Net (decrease) increase in time deposits	(1,744,946)	4,113,079	(2,358,521)	11,960,652
Proceeds from borrowings	—	100,000	3,400,000	925,000

Net cash provided by (used in) financing activities	(1,078,731)	3,393,096	5,408,409	13,624,531

Net increase (decrease) in cash and cash equivalents	(388,030)	(1,868,652)	59,862	2,865,446
Cash and cash equivalents, beginning	1,318,025	5,423,302	870,133	689,204

Cash and cash equivalents, ending	$929,995	$3,554,650	$929,995	$3,554,650

See Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (Unaudited)

Note 1: PRINCIPLES OF CONSOLIDATION

        The unaudited consolidated financial statements as of and for the nine month periods ended March 31, 2002 and 2001 include the accounts of Northern Star Financial, Inc. (the "Company") and its wholly owned subsidiary Northern Star Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 3: EARNINGS PER SHARE

        The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three and nine month periods ended March 31, 2002 the weighted average number of shares outstanding for both basic and diluted earnings per share computation were 479,506. For the three and nine month periods ended March 31, 2001 the weighted average number of shares outstanding for both basic and diluted earnings per share computation were 427,600. Potential common shares related to stock options, warrants, and convertible subordinated notes payable were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Note 4: COMPREHENSIVE (LOSS)

	For the Nine Months Ended March 31,
	2002	2001
Accumulated other comprehensive (loss) is composed of the following:
Unrealized Gains (Losses) on Securities
Beginning Balance	$26,328	$(34,401)
Current-period change net of tax	(78,136)	71,267

Ending Balance	$(51,808)	$36,866

Comprehensive (Loss) consists of the following:
Net loss	$(569,226)	$(107,093)
Other comprehensive income	(78,136)	71,267

Comprehensive (loss)	$(647,362)	$(35,826)

Note 5: LEGAL MATTERS

        The Company and the Bank are defendants in civil actions arising out of transactions associated with various business interests of former Director, Frank Gazzola. The Company and the Bank deny any wrong doing and intend to aggressively defend themselves against the allegations. An estimate of the potential loss under these lawsuits can not be made at this time and no accrual has been recorded on the books of the Company or of the Bank. (See Part II—Other Information, Item 1. Legal Proceedings).

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        Northern Star Financial, Inc. is the bank holding company of Northern Star Bank (the "Bank"). Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank. This report contains "forward-looking statements" as defined in section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Many factors could cause the actual results, amounts or events to differ materially from those the Company expects to achieve or occur.

        Taking into account the foregoing, such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures, litigation costs and exposure or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

        The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Although the Company has based its plans and projections on certain assumptions, there can be no assurances that its assumptions will be correct, or that its plans and projections can be achieved.

        The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes as well as other information presented throughout this report.

Changes in Financial Condition

        Consolidated total assets at March 31, 2002 were approximately $43.8 million, which represents an increase of $4.7 million, or 12.0%, above the comparable level at the fiscal year ended June 30, 2001. The increase in total assets was directly attributable to a $2.0 million, or 6.1%, increase in total deposits combined with a $2.4 million, or 83.5%, increase in short term borrowings as compared to June 30, 2001, and a $1 million increase from debentures. The growth in deposits is primarily the result of a $1.5 million, or 99.4%, increase in demand deposit accounts, $2.3 million, or 29.9% increase in savings accounts and a $2.4 million, or 10.2% increase in Certificates of Deposit from June 30, 2001 to March 31, 2002, respectively.

        Total gross loans increased $6.8 million, or 27.9%, from the fiscal year ended June 30, 2001 to March 31, 2002. The net increase in gross loans is primarily the result of increases of $105 thousand, or 2.1%, $5.1 million, or 60.5%, and $1.6 million, or 15.5%, in commercial loans, real estate loans and consumer loans, respectively, combined with a decrease of $99 thousand, or 23.2% in lease financing.

        The allowance for loan losses (the allowance) is established through a provision for loan losses charged to expense. The allowance for loan losses was 1.83% of total loans at March 31, 2002 versus .97% at June 30, 2001. The allowance at March 31, 2002 was in excess of the fiscal year end June 30, 2001 allowance by $336 thousand, or 143.0%, as a result of a provision for $351 thousand and net charge offs totaling $15 thousand. This compares to a provision of $53 thousand for the first nine months of 2001. The increased provision is a result of the general growth of the loan portfolio during the first nine months of fiscal year 2002 of $6.8 million, or 27.9%; and an increase in impaired loans.

        At March 31, 2002, nonperforming loans were $767 thousand, or 2.5% of gross loans outstanding. This compares to $63 thousand or .3% of gross loans outstanding at fiscal year end June 30, 2001. The allowance to nonperforming loan coverage ratio decreased to 74.5% at March 31, 2002 from 374% at June 30, 2001. The Bank's total loan portfolio delinquency ratio at March 31, 2002 was 3.3%, compared to 1.3% at June 30, 2001. Excluding the nonperforming loans, total portfolio delinquency at March 31, 2002 was $251 thousand, or .8% of gross loans, compared to $248 thousand, or 1.0% of gross loans at the fiscal year ended June 30, 2001.

        Management continues to actively work to resolve the nonperforming loans. Of the $767 thousand in non-performing loans, $715 thousand or, 93.6% are attributable to two borrowers. Management believes that the allowance at March 31, 2002 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events will not negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

        Interest forgone on non-accrual loans during the first nine months of the fiscal year ending June 30, 2001 totaled approximately $2 thousand. During the first nine months of the fiscal year ending June 30, 2002, interest forgone on non-accrual loans totaled $50.1 thousand. The majority of the loans placed on nonaccrual were internally identified as classified assets as of March 31, 2002 and specific reserves for possible losses were established within the allowance as of March 31, 2002. Management continues to actively monitor the status of these nonperforming loans.

Investments

        Investment securities decreased $354 thousand, or 3.7%, from June 30, 2001 to March 31, 2002. In addition federal funds sold decreased $1.8 million, or 51.4% from fiscal year end June 30, 2001 to March 31, 2002. The decrease in investment securities and federal funds sold occurred as a result of increases in loans outpacing the increase in deposits during the first nine months of the fiscal year ending June 30, 2002.

Equity

        Consolidated equity decreased $644 thousand from fiscal year end June 30, 2001 to March 31, 2002. Consolidated equity represented 5.3% and 7.6% of consolidated assets at March 31, 2002 and June 30, 2001, respectively. In addition to the net loss of $569 thousand, equity capital decreased by $78 thousand to reflect the decrease in the after-tax change in market value of the available-for-sale investment securities portfolio. The decrease in the investment security portfolio's market value reflects the market's higher expectation for an increase in the level of market interest rates as of March 31, 2002 compared to expectations of interest rates as of June 30, 2001. The total risk-based capital ratio for the Company's wholly owned subsidiary, Northern Star Bank, was 12.9% at March 31, 2002 compared to 12.25% at June 30, 2001. The Bank's leverage capital ratio was 8.77% at March 31, 2002 versus 8.0% at the fiscal year end June 30, 2001. The Bank's capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

        The Company reported a net loss of $112 thousand ($0.23 per share, diluted) for the three months ended March 31, 2002, compared to a net loss of $8 thousand ($.02 per share, diluted) for the same period in fiscal year 2001. Net loss for the nine months ended March 31, 2002 was $569 thousand ($1.19 per share, diluted) compared to a net loss of $107 thousand ($.25 per share, diluted) for the same period in fiscal year 2001. The increase in net income (loss) for the third quarter in fiscal year ending June 30, 2002 when compared to the same period one year ago is due to an increase of $53 thousand in net interest income, an increase of $6 thousand in the provision for loan losses, a decrease of $6 thousand in non-interest income, and an increase of $145 thousand in non-interest expense. The decrease in net income during the first nine months of fiscal year 2002, when compared to the same period in 2001, is due to an increase of $30 thousand in net interest income, an increase of

$299 thousand in the provision for loan losses, a decrease of $203 thousand in non-interest income, and an increase of $409 thousand in non-interest expense.

Net Interest Income

        Interest income for the third quarter of fiscal year 2002 increased by $20 thousand, or 3.1%, over the same quarter of fiscal year 2001. For the first nine months of fiscal year 2002, interest income increased by $242 thousand, or 13.2%, over the same period one year ago. Improvement in interest income was the result of the higher volume of loans combined with an increase in total earning assets. Conversely, the decline in the net interest margin resulted primarily from the impact of increases in deposits being invested in loans, securities and federal funds sold during a lower interest rate environment than that which existed during the third quarter and first nine months of fiscal year 2001. This caused the net interest margin to decrease to 2.48% and 2.16% for the three and nine months ended March 31, 2002 versus 2.58% and 2.99% for the three and nine months ended March 31, 2001.

        Average loans for the three months ended March 31, 2002 increased by $7.8 million, or 32.8% compared to the prior year's quarter. For the first nine months of fiscal year 2002, average loans increased $7.1 million, or 33.6%, compared to the first nine months of fiscal year 2001. This increase has been the result of the Bank's efforts to increase total loans. Average interest bearing deposits for the three months ended March 31, 2002 increased by $5.9 million, or 21.8%, compared to the prior fiscal year quarter. The average rate paid on savings, money market and NOW accounts decreased from 3.90% for the third quarter of the fiscal year ended June 30, 2001 to 2.70% for the third quarter of the fiscal year ending June 30, 2002. The average rate paid on certificates of deposits decreased, from 6.92% for the third quarter of fiscal year 2001 to 5.78% for the same quarter of fiscal year 2002.

        Average non-interest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and now make up 6.1% of average total deposits as of the end of the third quarter of the fiscal year ending June 30, 2002 as compared to 5.2% at June 30, 2001. This has contributed to a lower cost of funding earning assets. Average certificates of deposit for the first nine months of fiscal year 2002 were 64.9% of average deposits, respectively, compared to 69.3% for the same periods of fiscal year 2001.

Provision for Loan Losses

        The provision for loan losses for the three and nine months ended March 31, 2002 was $18 thousand and $351 thousand compared with $12 thousand and $53 thousand for the three and nine months ended March 31, 2001. The year-to-date increase is consistent with the increase in the growth rate of gross loans during the first nine months of 2002 as compared to the first nine months of 2001. Also see Allowance for Loan Losses contained herein.

Non-interest Income

        Non-interest income for the third quarter of the fiscal year ending June 30, 2002 decreased by $6 thousand, or 7.2%, over the same period in the prior fiscal year. For the first nine months of the fiscal year ending June 30, 2002, non-interest income increased $203 thousand, or 146.0%, as compared to the first nine months of fiscal year 2001.

        Service charge income for the third quarter of fiscal year 2002 increased by $12 thousand, or 64.7%, compared to the same quarter of fiscal year 2001. For the first nine months of fiscal year 2002, service charge income increased $43 thousand, or 76.8%, compared to the first nine months of fiscal year 2001. The increases are consistent with the growth in the number of interest bearing demand deposits and savings accounts combined with initiatives regarding pricing and services which were implemented during the first half of fiscal year 2002.

        Income from the premiums and fees from residential mortgage loan origination increased $16 thousand, or 58.7% during the third quarter of fiscal year 2002 as compared to the third quarter of the prior fiscal year. For the first nine months of the fiscal year ending June 30, 2002, premiums and fees from residential mortgage loan origination increased $135 thousand, or 275.4%, compared to the first nine months of fiscal year 2001. The increase in income is a result of increases in total volumes of residential loans generated and sold servicing released into the secondary mortgage market. The increase in mortgage loan activity is attributable to the decline in mortgage loan interest rates causing an increase in the number of origination of new loans and refinancing activity of existing loans.

Non-interest Expenses

        Non-interest expenses for the three months ended March 31, 2002 increased by $145 thousand, or 50.9%, compared to the same quarter of the prior fiscal year. For the first nine months of the fiscal year ending June 30, 2002, non-interest expense increased $409 thousand, or 50.0%, compared to the first nine months of the fiscal year ending June 30, 2001. The increase in non-interest expense results primarily from increases in the number of employees and occupancy and equipment associated with our expansion into the St. Cloud market.

        For the third quarter, salary and employee benefits expense increased $98 thousand, or 83.7%, occupancy expense increased $16 thousand, or 65.0%, printing and supply expense increased $16 thousand, or 311.1% while data processing expenses increased $10 thousand, or 43.9%, when compared to the same time period during the prior fiscal year.

        Year to date, salary and employee benefits expense increased $243 thousand, or 72.4%, occupancy expense increased $49 thousand, or 73.5%, printing and supply expense increased $45 thousand, or 247.7%, while data processing expenses increased $11 thousand, or 16.8%, when compared to the nine months ended March 31, 2001.

        Salary and employee benefits expense increased as a result of the addition of certain staffing positions combined with general merit increases in salaries and increased employee benefit costs. The increase in occupancy and printing and supply expenses occurred primarily as a result of the addition of the St. Cloud office combined with other general upgrades in equipment and technology. The data processing expenses relate to the Bank's expansion into the St. Cloud market and to the growth of our customer base.

Liquidity

        The Company's primary sources of liquidity are cash on hand, advances on established lines of credit at correspondent banks and dividends from the Bank. The Company's primary uses of liquidity are associated with interest payments on Company debt obligations, and operating expenses.

        The Bank's liquidity is managed on a daily basis by maintaining cash, federal funds sold, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates. The Bank maintains lines of credit with a correspondent bank as a supplemental source of short-term liquidity in the event that saleable investment securities and loans or available new deposits are not adequate to meet liquidity needs. In addition, the Bank may also borrow on a short-term basis from the Federal Home Loan Bank in the event other liquidity sources are not adequate. The Company and its wholly-owned subsidiary bank, Northern Star Bank, are defendants in civil actions referred to in Note 5.

        At March 31, 2002 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to the third quarter of fiscal year 2001 liquidity decreased in fiscal year 2002 as a result of a reduction in the rate of the growth in our deposit portfolio.

        Maturities on notes payable and other borrowings are summarized by year in the following table.

2002	3,150,000
2003	750,000
2004	1,575,000
2205 and after	2,800,000

$6,275,000

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        While there are several varieties of market risks, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve.

        The New York prime rate of interest changed eleven (11) times since January 1, 2001, declining a total of 425 basis points. During the first three-quarters of the fiscal year ending June 30, 2002, the yield on the Bank's loan portfolio declined from 9.26% during the nine month period ended March 31, 2001 to 7.42% during the nine month period ended March 31, 2002. At the same time the cost of interest bearing deposits decreased from 6.16% to 4.83% for the nine months ended March 31, 2002. While the yield on earning assets decreased 184 basis points from 8.55% at fiscal year end 2001 to 6.71% at the nine month period ending March 31, 2002, the cost of interest bearing liabilities decreased 130 basis points from 6.23% at fiscal year end 2001 to 4.93% for the nine month period ending March 31, 2002. This resulted in a decrease in the Bank's net interest margin from 2.99% at fiscal year end 2001 to 2.16% for the nine-month period ending March 31, 2002. Interest expense as a percentage of average earning assets decreased from 4.17% during the nine month period ended March 31, 2001 to 3.41% at the nine-month period ending March 31, 2002.

        As of and for the three months ended March 31, 2002, there were no material changes in the market risk profile of the Company or the Bank.

AVERAGE BALANCES, YIELDS AND RATES

        The following table sets forth, for the three and nine months ended March 31, 2002 and 2001, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For the Three Months Ended
	March 31, 2002			March 31, 2001
	Average Balance	Interest	Average Yield or Rates	Average Balance	Interest	Average Yield or Rates
Assets
Loans receivable	$31,450,127	$546,094	6.95%	$23,679,534	$528,215	8.92%
Investment securities	9,978,561	133,355	5.35%	5,928,045	98,393	6.64%
Federal funds sold	754,411	2,816	1.49%	2,791,043	35,348	5.07%

Total interest-earning assets	42,183,099	682,265	6.47%	32,398,622	661,956	8.17%
Non-interest-earning assets	2,031,783			1,452,535

Total assets	$44,214,882			$33,851,157

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$32,764,909	340,522	4.16%	$26,906,980	407,808	6.06%
Other liabilities	6,300,511	79,898	5.07%	2,859,615	45,250	6.33%

Total interest-bearing liabilities	39,065,420	420,420	4.30%	29,766,595	453,058	6.09%

Non-interest-bearing liabilities	3,181,971			1,371,273

Total liabilities	42,247,391			31,137,868
Stockholders' Equity	1,967,491			2,713,290

Total liabilities and stockholders' equity	$44,214,882			$33,851,158

Net Interest Spread			2.17%			2.08%
Net Interest Income/Margin		$261,845	2.48%		$208,898	2.58%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08x			1.09x

	For the Nine Months Ended
	March 31, 2002			March 31, 2001
	Average Balance	Interest	Average Yield or Rates	Average Balance	Interest	Average Yield or Rates
Assets
Loans receivable	$28,401,831	$1,579,754	7.42%	$21,255,371	$1,475,835	9.26%
Investment securities	10,489,938	434,506	5.52%	4,951,469	251,192	6.76%
Federal funds sold	2,352,389	59,960	3.40%	2,363,860	104,979	5.92%

Total interest-earning assets	41,244,158	2,074,220	6.71%	28,570,700	1,832,006	8.55%
Non-interest-earning assets	1,943,314			1,437,232

Total assets	$43,187,472			$30,007,932

Liabilities and Stockholders' Equity
Interest Bearing Deposits	$32,678,167	1,183,200	4.83%	$22,815,739	1,053,714	6.16%
Other liabilities	5,333,377	222,902	5.57%	2,703,108	138,092	6.81%

Total interest-bearing liabilities	38,011,544	1,406,102	4.93%	25,518,847	1,191,806	6.23%

Non-interest-bearing liabilities	2,584,769			1,695,210

Total liabilities	40,596,313			27,214,057
Stockholders' Equity	2,591,159			2,793,875

Total liabilities and stockholders' equity	$43,187,472			$30,007,932

Net Interest Spread			1.78%			2.32%
Net Interest Income/Margin		$668,118	2.16%		$640,200	2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09x			1.12x

INVESTMENT PORTFOLIO

        Contractual maturities and yields on our investments (all available for sale) are summarized in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2002
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield
US Agencies & MBS	$—	0.00%	$438,257	6.19%	$2,941,338	5.47%	$5,399,110	6.00%	$8,778,705	5.83%
Corporate Bonds	—	0.00%	491,128	6.06%	—	0.00%	—	0.00%	491,128	6.06%

	$—	0.00%	$929,385	6.12%	$2,941,338	5.47%	$5,399,110	6.13%	$9,269,833	5.84%

LOAN PORTFOLIO

        Total gross loans outstanding at March 31, 2002, including loans held for sale, were $31,128,204. The following table summarized the composition of the loan portfolio as of March 31, 2002 and June 30, 2001.

	March 31, 2002		June 30, 2001
	Amount	% of Total	Amount	% of Total
Commercial & Agricultural	$5,009,150	16.09%	$4,903,794	20.14%
Real Estate—construction	1,393,206	4.48%	2,307,476	9.48%
Real Estate—mortgages	12,161,938	39.07%	6,117,540	25.13%
Consumer	12,234,948	39.31%	10,588,900	43.49%
Lease Financing	328,962	1.05%	428,447	1.76%

Total loans	$31,128,204	100.00%	$24,346,157	100.00%

Net Deferred Loans (fees)/costs	186,705		161,166
Less: Allowance for Loan Loss	(571,191)		(234,989)

Total Net Loans	$30,743,718		$24,272,334

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

        The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties. The following table summarizes loan maturities, by type at March 31, 2002 and June 30, 2001.

	As of March 31, 2002
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & Agricultural	$1,637,202	$2,217,213	$1,154,735	$5,009,150
Real Estate—construction	1,283,221	109,985	—	1,393,206
Real Estate—mortgages	2,430,478	7,166,375	2,565,085	12,161,938
Consumer Loans	3,764,166	6,941,438	1,529,344	12,234,948
Lease Financing	158,942	170,020	—	328,962

Total	$9,274,009	$16,605,031	$5,249,164	$31,128,204

Loans maturing after one year with
Fixed Interest Rate	$18,884,413
Floating Interest Rates	$2,969,782
	As of June 30, 2001
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & Agricultural	$1,629,904	$1,195,930	$2,077,960	$4,903,794
Real Estate—construction	1,944,702	180,133	182,642	2,307,477
Real Estate—mortgages	606,878	1,680,620	3,830,042	6,117,540
Consumer loans	4,047,104	2,305,044	4,236,751	10,588,899
Lease Financing	18,662	361,425	48,360	428,447

Total	$8,247,250	$5,723,152	$10,375,755	$24,346,157

Loans maturing after one year with
Fixed Interest Rate	$14,775,932
Floating Interest Rates	$1,322,975

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

        At March 31, 2002, the allowance for loan losses was $571,191 or 1.85% of $30,852,804 in loan receivables (excluding loans held for sale). The provision for loan losses was made primarily as a result of management's assessment of impaired loans and general loan loss risk as the Bank's loan portfolio increases.

	Nine Months Ended March 31, 2002	Year Ended June 30, 2001
Balance at Beginning of Period	$234,989	$181,500
Charge-offs	(15,955)	(8,615)
Recoveries	857	4,590
Net Charge-offs	(15,098)	(4,025)
Provision charged to operations	351,300	57,514

Balance at End of Period	$571,191	$234,989

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.02%

        At March 31, 2002 and June 30, 2001 the allowance was allocated as follows:

	March 31, 2002		June 30, 2001
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & Agricultural	$70,156	16.09%	$47,327	20.14%
Real Estate—construction	10,449	4.48%	22,277	9.48%
Real Estate—mortgages	85,300	39.07%	59,053	25.13%
Consumer loans	413,628	39.31%	102,197	43.49%
Lease Financing	2,658	1.05%	4,135	1.76%

Total	$571,191	100.00%	$234,989	100.00%

DEPOSITS

        The following is a table of deposits by category at March 31, 2002 and June 30, 2001.

	March 31, 2002
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$2,929,357	8.41%	$2,124,954	6.11%	0.00%
Now	1,294,020	3.72%	839,917	2.41%	1.73%
Savings	9,873,559	28.35%	9,259,560	26.61%	2.79%
Time Accounts less than $100,000	17,209,770	49.42%	19,016,306	54.64%	5.75%
Time Accounts of $100,000 or more	3,518,767	10.10%	3,562,385	10.23%	5.96%

Total Deposits	$34,825,473	100.00%	$34,803,121	100.00%

	As of June 30, 2001
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand Deposit	$1,468,846	4.48%	$1,339,955	5.16%	0.00%
Now	657,420	2.00%	639,505	2.46%	2.59%
Savings	7,603,740	23.17%	5,979,834	23.04%	4.04%
Time Accounts less than $100,000	19,202,472	58.51%	14,716,018	56.69%	6.91%
Time Accounts of $100,000 or more	3,884,586	11.84%	3,282,492	12.65%	6.95%

Total Deposits	$32,817,064	100.00%	$25,957,804	100.00%

        Maturity distribution of time deposits of $100,000 and over are as follows:

	As of March 31, 2002
	3 months or less	Over 3 months thru 6 months	Over 6 months thu 12 months	Over 12 months	Total
Time Accounts of $100,000 or more	$911,300	$400,000	$1,015,000	$1,192,467	$3,518,767

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company and its wholly-owned subsidiary bank, Northern Star Bank, are defendants in civil actions.

        The Company is a defendant in a complaint filed on March 22, 2002 in the United States District Court for the Western District of Wisconsin by Catalytic Combustion Corporation 401(k) Profit Sharing Plan and Catalytic Combustion Corporation ("Plaintiffs"). According to the complaint, Plaintiffs seek to rescind its purchase of 30,000 shares of Company common stock it purchased in connection with the Company's initial public offering in 1998 and 1999. Plaintiffs allege that the Company sold the shares to Catalytic Combustion Corporation 401(k) Profit Sharing Plan in violation of Wisconsin securities laws, and therefore, Plaintiffs are entitled to rescind the purchase according to Wisconsin securities laws. The Plaintiffs seek damages in the amount of approximately $211,000, plus interest from March 23, 1999 and all actual and reasonable attorney's fees. The Company denies the allegations in the complaint. The Company intends to aggressively defend itself in this action.

        Northern Star Bank is also a defendant in a complaint filed on February 23, 2002 in United States District Court, District of South Dakota Southern Division by Bridge Lenders, LLC; Jim Perry; Larry Ticknor; Doug English; Rollyn H. Samp; Courtney Anderson; Henry Carlson, Jr.; Michael M. Samp; Ernest Olson; Don Davis; Jerry Landerville; Allen Lewis; Gary Viger; Glen Jamtgaard and Steve Herman ("Plaintiffs"). The complaint arose out of a series of loans that Northern Star Bank made to Plaintiffs in 2000. Plaintiffs used the proceeds of the loans to make an investment in Bridge Lenders, LLC, and Bridge Lenders, LLC in turn used the funds to make an investment in Phenix Biocomposites, which has defaulted in its obligations to Plaintiffs. Northern Star Bank is a Plaintiff in this action due to the fact that its former director, Frank Gazzola, was also a director of Phenix Biocomposites. The Plaintiffs allege that Mr. Gazzola failed to inform the Plaintiffs that their investment in Phenix Biocomposites was not secured. The Plaintiffs claim that Northern Star Bank had a fiduciary duty to the Plaintiffs because of Mr. Gazzola's dual role as a director of both Northern Star Bank and Phenix Biocomposites, that Northern Star Bank violated this fiduciary duty and a separate implied covenant of good faith and fair dealing when Mr. Gazzola allegedly provided false information to Plaintiffs, and that the false information allegedly provided by Mr. Gazzola constituted intentional or unintentional fraud by Northern Star Bank. Plaintiffs seek compensatory, general, special and punitive damages. Northern Star Bank denies the Plaintiffs' allegations and intends to vigorously defend itself in this action.

Item 2.    Changes in Securities

        None

Item 3.    Default Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders.

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

        a)    Exhibits

                Exhibit 99.1 Press Release dated May 13, 2002

        b)    Reports

                None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.
Date: May 13, 2002	By	/s/ THOMAS P. STIENESSEN Thomas P. Stienessen, President and Chief Executive Officer
Date: May 13, 2002	By	/s/ DEAN M. DOYSCHER Dean Doyscher, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description

99.1	Press release date May 13, 2002

QuickLinks

Northern Star Financial, Inc. and Subsidiary Northern Star Financial, Inc. Index to Form 10-QSB March 31, 2002
Northern Star Financial, Inc. Financial Data Summary
Northern Star Financial, Inc. and Subsidiary Consolidated Statements of Financial Condition
Northern Star Financial, Inc. and Subsidiary Unaudited Consolidated Statements of Operations
Northern Star Financial, Inc. and Subsidiary Unaudited Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 (Unaudited)
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Default Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX