Form 10KSB
period 2002-06-30
NORTHERN STAR FINANCIAL INC
filed 2002-09-24
CIK 1068179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

Commission File No.: 000-25231

NORTHERN STAR FINANCIAL, INC.

(Name of Small Business Issuer as specified in its charter)

Minnesota	41-1912467
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1650 Madison Avenue, Mankato, Minnesota 56001
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code:  (507) 387-2265

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0l par value per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year: $2,742,800

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 12, 2002 was approximately $995,000 based upon the average high and low bid prices of the Registrant’s Common Stock on such date.

There were 479,506 shares of Common Stock, $.0l par value, outstanding as of September 12, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one).  Yes ☐      No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of Northern Star Financial, Inc. (the “Company”), its directors or its officers.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, as well as economic, political and global changes.

GENERAL

                The Company is a Minnesota corporation and a bank holding company.  It owns 100% of the outstanding capital stock of Northern Star Bank, Mankato, Minnesota (the “Bank”).  Substantially all of the Company’s revenues and income are derived solely from the Bank through dividends and management fees.

                Our strategy is to establish de novo banks, branches, or representative offices in major retail centers located throughout Minnesota. By virtue of representative local ownership, management, and decision making, we hope to benefit from the continuing trend in the banking industry towards merger and consolidation with the resulting loss of local control and personalized services. The Bank’s, business strategy and promotional activities emphasize service and responsiveness to local needs.

The Bank is a community bank providing a broad range of commercial and retail banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in the communities we serve. The Bank’s customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Blue Earth, Nicollet, Le Sueur, Benton, Sherburne and Stearns counties. Businesses served include manufacturers, distributors, contractors, professional corporations and partnerships, and service businesses.  We offer a range of loans, primarily commercial, including real estate, construction, Small Business Administration (SBA), inventory and accounts receivable, and equipment loans.  We also accept checking, savings, and time deposits; offer NOW and money market deposit accounts; and provides travelers’ checks, safe deposit boxes, and other customary non-deposit banking services. We issue VISA and MasterCard credit cards as an agent of a correspondent bank.

The Bank’s principal sources of income are interest and fees collected on loans, interest and dividends collected on investments, gains on the sale of loans, and service fees on deposit accounts. The Bank’s principal expenses are interest paid on savings, time, NOW and money market deposits, loan loss provision, employee compensation, office expenses, and other overhead expenses.

MARKET AREA

                Our principal market area is the Minnesota counties of Blue Earth, Nicollet, LeSueur, Benton, Stearns, and Sherburne, which includes the communities of Mankato and St. Cloud, Minnesota, from which we are expected to draw a significant portion of our business.  Approximately 85,000 people reside in Mankato and the surrounding area and 191,000 people reside in St. Cloud and the surrounding area.  For calendar year 2001, median household income of residents living in our principal market areas was approximately $55,000.

COMPETITION

The banking business is highly competitive. The Bank competes with other commercial banks, savings and loan associations, and non-financial institutions in its primary service area. Recent legislation, regulatory changes by the regulators of the various financial institutions, and competition from unregulated entities, has eliminated many traditional distinctions among commercial banks, thrift institutions and other providers of financial services. Consequently, competition among all financial institutions is virtually unlimited with respect to their legal ability and authority to provide most financial services.

Banks compete with other financial institutions through the banking products and services they offer, the pricing of their services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which services are offered. Management anticipates that the Bank will continue to face strong competition from the financial institutions in the Bank’s primary service area. In certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, non-bank lenders and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain products, such as international banking services, that the Bank does not provide.  We believe that competitive pricing, a hometown atmosphere and personalized service allow the Bank to compete effectively in its primary service area.

DEPOSITS

We offer a full range of deposit services that are typically available in most banks and savings associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market areas at rates competitive to those offered in the Mankato and St. Cloud, Minnesota areas. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs), and sweep accounts.  All of the funds our customers place on deposit are insured by the FDIC up to the maximum amount permitted by law.

LENDING ACTIVITIES

The Bank’s philosophy is to make loans, taking into consideration the interests of its shareholders, safety of the depositors’ funds, preservation of Bank liquidity, welfare of the community and adherence to federal and state regulations. Loans will always be the major source of the Bank’s income. Various elements of risk are associated with each category of loan offered by the Bank. The economy plays an important part in lending risks, and these risks may be greater at times of economic downturns.

REAL ESTATE LOANS. The Bank makes single-family residential construction loans for one- to four-unit structures. The Bank requires a first lien position on the construction site and offers these loans only to qualified residential building contractors. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project. The loan-to-value ratio for such loans is predominately 75% of the lower of the appraised value or project cost, and is a maximum of 80% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions. Almost all first mortgage loans originated by the Bank are sold, servicing released, into the secondary market.

Additionally, the Bank offers first mortgage loans on commercial real estate and for owner-occupied or investment real estate having a loan-to-value ratio that does not exceed 80% with a maximum term of 30 years and call or re-pricing provisions every three to five years.  Commercial mortgage lending risks include title defects, fraud, general real estate market deterioration, inaccurate appraisals, violation of consumer protection laws, interest rate fluctuations and financial deterioration of a borrower. Such loans typically carry adjustable interest rates.

COMMERCIAL NON-MORTGAGE LOANS. The Bank markets its commercial non-mortgage loans to parties whose demand for funds falls within the Bank’s legal lending limits and who are existing or potential deposit customers of the Bank. This category includes loans made to individual, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

CONSUMER LOANS. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes including loans for automobiles and investments. Risks associated with these loans include fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

LOAN APPROVAL AND REVIEW.  Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit. We have established directors’ loan committee that has lending limits, and any loan in excess of a lending officers lending limit will be approved by the directors’ loan committee. Our lending policy does not permit us to make loans to any director, officer, or employee of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

LENDING LIMITS.  Our lending activities are subject to a variety of lending limits imposed by state and federal law. While differing lending limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general, we are subject to a loan-to-one-borrower limit. Since the enactment of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) in 1989, we generally may not make loans to one borrower and related entities in an amount which exceeds 15% of the Bank’s unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Unless we are able to sell participation interests in our Bank’s loans to other financial institutions, we will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

CREDIT RISK AND LOAN REVIEW.  Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. The Bank incurs credit risk whenever it extends credit to or enters into other transactions with its customers.  The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for our management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and are being applied uniformly throughout the Company. Implementation and daily administration of loan review rests with the Chief Lending Officer and the President who approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. The Board of Directors has made provisions for a third party outside loan review of all loans that meet certain criteria that were originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

OTHER BANKING SERVICES

Other services we provide include telephone banking, cash management services, safe deposit boxes, traveler’s checks, and direct deposit of payroll and social security checks. We are associated with a shared network of automated teller machines that may be used by our customers throughout Minnesota and other regions and permit customers to access their funds 24 hours a day from locations outside our primary market area.  As previously noted, we also offer MasterCard and VISA credit card services through a correspondent bank as an agent.

INVESTMENT ACTIVITIES

After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in investments allowed under banking laws and regulations. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, and other taxable securities and in certain obligations of states and municipalities. The Bank also has federal funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank. Risks associated with these investments include loss of value relative to interest rate and maturities as compared to other investments.

ASSET/LIABILITY MANAGEMENT

The Bank’s objective is to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Various officers of the Bank are responsible for developing and monitoring policies and procedures to insure an acceptable asset/liability mix. Management’s philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank’s assets in commercial and commercial real estate related loans. The Bank’s asset/liability mix is monitored on a timely basis. Management prepares a report reflecting interest-sensitive assets and interest-sensitive liabilities for the Bank’s Board of Directors on a quarterly basis. Our objective is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

EMPLOYEES

At June 30, 2002, the Bank employed 14 full-time employees and 2 part-time employees. Various executive officers of the Bank also serve as the officers of the Company. Other than our chief executive officer, we do not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees

COMPETITION

The business of operating a community bank is highly competitive. We compete with community and national banks, credit unions, thrifts, and non-financial institutions such as insurance companies and investment banks. Our principal market areas, the Minnesota counties of Blue Earth, Nicollet, Benton and Stearns are served by 41 different banks, three federal savings banks and twelve credit unions. Most, if not all, of our competitors have substantially greater financial resources than we do.  We believe our competitive strength will lie in providing long-term, relationship-oriented banking services by management and employees with strong ties to the Mankato and St. Cloud areas. We expect to target all residents of our principal market areas, especially local businesses and homeowners.

RECENT DEVELOPMENTS

The Company injected $400,000 of additional capital into the Bank on June 28, 2002.  The capital was raised through the sale of convertible subordinated unsecured notes.  The notes were issued for a three-year term and bear interest at the rate of seven percent per annum payable quarterly.  Investors in the notes were granted the right to convert their investment into shares of Northern Star Financial, Inc. common stock at the rate of $9.00 per share any time prior to maturity.

Mr. Gerald Eick has been appointed to serve as a director of Northern Star Bank and of the bank holding company, Northern Star Financial, Inc.  Mr. Eick, a Certified Public Accountant, has been a Mankato area resident for the past 34 years. During this time, he has served as a director and advisor to numerous private, professional, civic and charitable organizations.

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

                Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

As a registered bank holding company, the Company is subject to the supervision of, and to regular examination by, the Federal Reserve Board (FRB). Historically the activities of bank holding companies such as the Company have been limited by the Bank Holding Company Act (BHCA) to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, and other activities which the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval from FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank.

The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

The Bank is a state bank chartered by and subject to supervision of the State of Minnesota and the FDIC.

Deposit accounts at the Banks are insured by the Federal Deposit Insurance Corporation (FDIC), which currently insures deposits to a maximum of $100,000 per depositor. For this protection, the Banks pay a semi-annual assessment and are subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

PAYMENT OF DIVIDENDS BY THE COMPANY

The Federal Reserve Board has indicated that banking organizations should generally pay cash dividends out of current operating earnings and the current rate of earnings retention should be consistent with the organization’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board policy strongly discourages a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company’s financial position.  The Federal Reserve may, and in certain circumstances must, prohibit a bank holding company from making any capital distributions without prior approval of the Federal Reserve Board, if the subsidiary institution is undercapitalized.  The Federal Reserve Board also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers or acquisitions.

In addition to the restrictions on dividends imposed by the Federal Reserve, under the Minnesota Business Corporation Act, the discretion of the Company’s Board of Directors is constrained by Minnesota Statutes, section 302A.551.  Under that section, the Board may only authorize a dividend if in good faith, in a manner that the directors reasonably believe to be in the best interests of the corporation, and with the care an ordinarily prudent person in a like position would exercise under similar circumstances, the board determines that the corporation will be able to pay its debts in the ordinary course of business after making a distribution.

REGULATORY CAPITAL REQUIREMENTS

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a capital leverage requirement expressed as a percentage of total assets, (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets, and (iii) a Tier 1 leverage requirement expressed as a percentage of total assets.  Tier 1 capital consists of common stockholders’ equity, qualifying preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. The failure of a bank holding company to meet its risk-weighted capital ratios may result in supervisory action, as well as an inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination.  The federal bank regulators have proposed changes to capital requirements for banking organizations. The effect of any future change in the required capital ratios cannot be determined at this time.

Qualifying capital consists of two types of capital components: “core capital elements” (“Tier 1” capital) and “supplementary capital elements” (“Tier 2” capital).  Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles.  Core capital elements consist of (i) common shareholders’ equity, (ii) qualifying perpetual preferred stock, subject to certain limitations, and (iii) minority interests in the equity accounts of consolidated subsidiaries.  Supplementary capital (“Tier 2” capital) consists of such additional capital elements as (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock (subject to limitations).  The maximum amount of Tier 2 capital that may be included in qualifying total capital is limited to 100% of Tier 1 capital (net of goodwill).  Under current capital adequacy standards, financial institutions must meet a minimum ratio of qualifying capital to risk-weighted assets of 8%.  Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.  The Bank also must maintain an allowable leverage ratio.  The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

As a result of the FDIC Improvement Act of 1991, the federal bank regulatory agencies were directed to adopt regulations defining banks as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under the law, depending upon the bank’s classification, a bank may be directed to prepare and implement a capital restoration plan, to be guaranteed by its parent bank holding company.  Further, banks are subject to increased restrictions upon activities and heightened regulatory supervision as capital classifications decline. See Note 14 to the consolidated financial statements for information regarding more stringent leverage capital requirements placed on the Bank as a result of litigation matters.

Generally, under regulations adopted by all of the bank federal regulatory agencies, “well capitalized” has been defined as an institution with a total capital to risk-based asset ratio of 10%, a Tier 1 capital to risk-based asset ratio of 6% and a Tier 1 leverage ratio of 5%.  The regulations further provide that an “adequately capitalized” institution must have a total capital to risk-based asset ratio of at least 8%, a Tier 1 capital to risk-based asset ratio of 4% and a Tier 1 leverage ratio of 4%.  Institutions not satisfying the requirements for “adequately capitalized” will be deemed “undercapitalized.”  Institutions with a total capital to risk-based asset ratio of 6% or less, a Tier 1 capital to risk-based asset ratio of 3% or less, or a Tier 1 leverage ratio of 3% or less will be deemed “significantly undercapitalized.”  Finally, the regulations provide that an institution with a Tier 1 leverage ratio of less than 2% will be deemed “critically undercapitalized.”  Federal bank regulatory agencies, including the FDIC, are authorized to down-grade a financial institution from one capital category to the next if they determine the asset quality, management, earnings or liquidity of that institution warrant such down-grade.  Under the regulations, as of June 30, 2002 the Bank is classified as “well capitalized.”

AFFILIATE TRANSACTION LIMITATIONS

Financial institutions are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investment in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets from the Company or other affiliates.  Such restrictions prevent the Company and such other affiliates from borrowing from the Bank and any other subsequently acquired bank unless the loans are secured by marketable obligations of specified amounts.  Further, such secured loans, investments and other transactions between the Bank and the Company or any other affiliate are limited to 10% of the Bank’s capital and surplus (as defined by federal regulations) and such secured loans, investments and other transactions are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations).  Such transactions must also comply with regulations prohibiting terms that would be preferential to the Company or other affiliates of the Bank.  Early in fiscal year 2001, the Federal Reserve issued, for public comment, a new Regulation W to implement federal laws governing transactions between affiliates.

COMMUNITY REINVESTMENT ACT

Pursuant to the Community Reinvestment Act of 1977, the federal regulatory agencies that oversee the banking industry are required to use their authority to encourage financial institutions to help meet the credit needs of the local communities in which such institutions are located, consistent with safe and sound banking practices.

When conducting an examination of a financial institution such as the Bank, the agencies assess the institution’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This record is taken into account in an agency’s evaluation of an application for creation or relocation of domestic branches or for merger with another institution. Failure to address the credit needs of a bank’s community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken.

The federal banking agencies determine a bank’s CRA rating by evaluating its performance on lending, service, and investment tests, with the lending test as the most important. The tests are to be applied in an “assessment context” that is developed by the agency for a particular institution. The assessment context takes into account demographic data about the community, the community’s characteristics and needs, the institution’s capacities and constraints, the institution’s product offerings and business strategy, the institution’s prior performance, and data on similarly situated lenders.

Larger institutions are required to compile and report certain data on their lending activities in order to measure performance. Some of this data is also required under other laws, such as the Equal Credit Opportunity Act. Small institutions (those institutions with less than $250 million in assets) are now being examined on a “streamlined assessment method.” The streamlined method focuses on the institution’s loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution’s regulator three months before its effective date and be published for public comment.

CONSUMER PROTECTION

Banks are subject to a variety of federal and state laws and regulations promulgated to provide consumer protection.  These laws can be grouped into three general categories: disclosure laws, civil rights laws, and laws designed to provide safeguards against specific abuses in the extension, collection, and reporting of consumer credit.  Examples of disclosure laws are the Truth in Lending Act and the Federal Reserve’s Regulation Z, the Consumer Leasing Act of 1976 and the Federal Reserve’s Regulation M, the Real Estate Settlement Procedures Act of 1974 and Regulation X of the Department of Housing and Urban Development, the Electronic Fund Transfer Act and Federal Reserve Regulation E, the Expedited Funds Availability Act of 1987 and Federal Reserve Regulation CC, and the Truth in Savings Act and the Federal Reserve’s Regulation DD.

The second category of laws, the civil rights laws, are aimed at eliminating invidious discrimination.  Under the laws, lenders are not allowed to make lending decisions on any factors that are unrelated to a person’s creditworthiness.  These laws include the Equal Credit Opportunity Act and the Federal Reserve’s Regulation B, the Fair Housing Act of 1968, the Home Mortgage Disclosure Act of

1975 and the Federal Reserve’s Regulation C, and the Community Reinvestment Act of 1977 discussed above.

The third category of laws address problems that arise in particular aspects of credit transactions.  These laws include the Fair Credit Reporting Act of 1970, the Fair Debt Collection Practices Act of 1977, the Right to Financial Privacy Act of 1978, and the National Flood Insurance Act.

 In addition to the above described federal consumer protection laws, Company and Bank are subject to state consumer laws that govern interest rates, advertising, and trade practices.

FINANCIAL PRIVACY

Significant consumer legislation was passed by Congress in 1999 as part of the Gramm-Leach-Bliley Act (“GLBA”).  Title V of GLBA contains new privacy requirements.  Under GLBA and regulations implemented by the federal banking regulators, a financial institution must (i) provide consumers and customers with a notice of the financial institution’s privacy policies and practices; (ii) provide customers, during the continuation of a customer relationship, with an annual privacy notice; and (iii) provide consumers and customers with an opportunity to opt-out of having their nonpublic personal financial information shared with nonaffiliated third parties if disclosure does not fit within one of the exceptions contained in the law.  Financial institutions must also have programs to safeguard customer information.

USA PATRIOT ACT

The terrorist attacks on September 11, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”).

Similar to the Gramm-Leach-Bliley Act, the Patriot Act applies to a broad range of “financial institutions”:  banks; broker/dealers; currency exchanges; issuers, redeemers or cashers of travelers’ checks, checks, money orders, or similar instruments; insurance companies; loan finance companies;  dealers in precious metals, stones or jewels; travel agencies; licensed senders of money; businesses engaged in vehicle sales, including automobiles, airplanes and boats; persons involved in real estate closings and settlements; casinos; etc.

The USA Patriot Act, among other things:

•                  Requires the Secretary of the Treasury (“Treasury”) to adopt regulations to encourage financial institutions, their regulators, and law enforcement authorities to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering;

•                  Allows the Treasury to require increased record keeping and reporting by financial institutions;

•                  Requires the Treasury to issue regulations regarding minimum standards for financial institutions regarding the identity of customers opening accounts;

•                  Requires financial institutions to establish anti-money laundering programs that include (i) development of internal policies; (ii) designation of a compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function;

•                  Requires financial institutions to establish due diligence policies and procedures to detect suspected money laundering through private banking accounts of foreign persons and correspondent accounts;

•                  Prohibits financial institutions, including broker-dealers, from maintaining or administering correspondent accounts with unaffiliated foreign shell banks;

•                  Authorizes the Treasury to regulate concentration accounts;

•                  Applies the Bank Secrecy Act to credit unions, futures commission merchants, commodity trading advisors and commodity pool operators;

•                  Requires registered brokers and dealers to file suspicious activity reports;

•                  Requires consumer-reporting agencies to furnish consumer reports to a government agency for intelligence and counter-intelligence activities related to international terrorism;

•                  Allows forfeiture of funds from US interbank accounts up to the amount of funds deposited in a foreign bank with no requirement that the government establish that the funds are directly traceable to the funds that were deposited into the foreign bank;

•                  Makes it a Federal crime to operate a money transmitter business without an appropriate state license; and

•                  Requires banking regulators to consider a financial institution’s record of combating money laundering in connection with bank merger and acquisition applications filed after December 31, 2001.

A number of the Act’s requirements became effective on October 26, 2001.  Additional implementing regulations are expected in the next 12 months.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company and Bank’s office is located at 1650 Madison Avenue, Mankato, Minnesota.  The Bank has entered into a 10 year lease agreement with Colonial Square Partners, Inc. to lease approximately 5,000 square feet.  Dean Doyscher, a director and principal shareholder of the Company is a partner of Colonial Square Partners, Inc.  Pursuant to the lease agreement, the Bank pays monthly rent of approximately $6,042 during the first three years of the lease, $6,250 a month for the next three years and $6,458 per month for the last four years of the lease term.  The Bank currently pays monthly rent of $6,250 a month.  The Bank has the option to extend the lease term for two consecutive five-year periods with a right of first refusal on any additional space that becomes available.  The Bank’s office includes a teller line with three tellers, two platform positions, two drive-through lanes, an ATM drive-through lane and executive and administrative offices.

The Bank also maintains a banking facility which is located at 300 East St. Germain Street in St. Cloud, Minnesota.  The Bank has entered into a 10-year lease agreement with INH Property Management, Inc. to rent approximately 3,100 square feet.  James H. Illies is a director of the Company and Bank is an owner of INH Property Management, Inc.  Pursuant to the lease agreement, the Bank pays monthly rent of approximately $3,358 month.   Rents are scheduled to escalate at the rate of $1.00 per square foot annually during the next three years.  Under the terms of the lease the Bank will pay $20.00 per square foot during years six through ten.  The Bank has the option to extend the lease term for one consecutive five-year period with a right of first refusal on any additional space that becomes available.  The Bank’s office includes a teller line with three tellers, two platform positions, two drive-through lanes, an ATM drive-through lane and executive and administrative offices.

Under the terms of both of the above referenced leases, the landlord pays building insurance, taxes, assessments and all utilities except telephone.  Real estate tax increases over the base year of the lease are to be pro-rated based upon square footage.

ITEM 3.   LEGAL PROCEEDINGS

                As of September 13, 2001, the Company and the Bank are subject to pending legal proceedings that arose out of the business affairs of former Company Chief Financial Officer, and Company and Bank Director Frank L. Gazzola.  The Company and the Bank deny the Plaintiff’s allegations and intend to vigorously defend themselves in these actions.

                The Company and the Bank, are defendants in civil actions.  The Company is a defendant in a complaint filed on March 22, 2002 in the United States District Court for the Western District of Wisconsin by Catalytic Combustion Corporation 401(k) Profit Sharing Plan and Catalytic Combustion Corporation (“Plaintiffs”).  According to the complaint, Plaintiffs seek to rescind the purchase of 30,000 shares of Company common stock purchased in connection with the Company’s initial public offering in 1998 and 1999.  Plaintiffs allege that the Company sold the shares to Catalytic Combustion Corporation 401(k) Profit Sharing Plan in violation of Wisconsin securities laws, and therefore, Plaintiffs are entitled to rescind the purchase according to Wisconsin securities laws.  The Plaintiffs seek damages in the amount of approximately $210,714, plus interest from March 23, 1999 and all actual and reasonable attorney’s fees.  The Company denies the allegations in the complaint and has brought a third party complaint against its agent, Diamond Hill Securities, Inc., f/k/a Banc Stock Financial Services for indemnification and/or contribution for any and all amounts which may be adjudged against it in the case, and for its costs of defending the Plaintiff’s lawsuit.  The Company intends to aggressively defend itself in this action.

                The Bank is a defendant in a complaint filed on February 23, 2002 in United States District Court, District of South Dakota Southern Division by Bridge Lenders, LLC; Jim Perry; Larry Ticknor; Doug English; Rollyn H. Samp; Courtney Anderson; Henry Carlson, Jr.; Michael M. Samp; Ernest Olson; Don Davis; Jerry Landerville; Allen Lewis; Gary Viger; Glen Jamtgaard and Steve Herman (“Plaintiffs”).  The complaint arose out of a series of loans that the Bank made to Plaintiffs in 2000.  Plaintiffs used the proceeds of the loans to make an investment in Bridge Lenders, LLC, and Bridge Lenders, LLC in turn used the funds to make an investment in Phenix Biocomposites, which has defaulted in its obligations to Plaintiffs.  The Bank is a Plaintiff in this action due to the fact that its former director, Frank Gazzola, was also a director of Phenix Biocomposites.  The Plaintiffs allege that Mr. Gazzola failed to inform the Plaintiffs that their investment in Phenix Biocomposites was not secured.  The Plaintiffs claim that the  Bank had a fiduciary duty to the Plaintiffs because of Mr. Gazzola’s dual role as a director of both the  Bank and Phenix Biocomposites, that Northern Star Bank violated this fiduciary duty and a separate implied covenant of good faith and fair dealing when Mr. Gazzola allegedly provided false information to Plaintiffs, and that the false information allegedly provided by Mr. Gazzola constituted intentional or unintentional fraud by the Bank.  Plaintiffs seek compensatory, general, special and punitive damages.  The Bank denies the Plaintiffs’ allegations and intends to vigorously defend itself in this action.

During 1999 through 2000, the Bank made a series of loans to Frank Gazzola, then a Director of the Company, in various amounts at market rates of interest and for terms of various lengths of time.  As of the fiscal year ending June 30, 2002, two loans remained unpaid with principal balances totaling $492,000.  The loans were secured by 32,000 shares of Common Stock of the Company, 41,000 shares of Common Stock of DMC Stratex Networks and shares of Common Stock representing 32% of a privately held company.  Mr. Gazzola defaulted on the loans and the Bank foreclosed on the collateral for the loans. The bankruptcy court claims that since certain of the collateral was conveyed to the Bank within one year of Gazzola’s bankruptcy filing and since he was an insider, they are preferential transfers and must be reversed.  The effect of a successful outcome by the bankruptcy court would increase the risk of loss to the Bank

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of fiscal 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been quoted on the OTC Bulletin Board under the symbol “NSBK” since February 2, 1999.  Quotations in the following table represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Common Stock
Fiscal Quarter Ended	High Bid	Low Bid
September 30, 2000	10.50	6.43
December 31, 2000	6.50	6.00
March 31, 2001	10.50	7.00
June 30, 2001	10.50	10.00

September 30, 2001	6.00	6.00
December 31, 2001	3.00	3.00
March 31, 2002	6.75	6.75
June 30, 2002	5.75	5.75

At August 13, 2002, the last sale price for the Company’s Common Stock was $5.75 per share.  At June 30, 2002, there were issued and outstanding 479,506 shares of Common Stock of the Company held by 50 shareholders of record.  Record ownership includes ownership by nominees who may hold for multiple owners.

The Company has paid no dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

On June 28, 2002, the Company sold an aggregate of $400,000 of unsecured convertible subordinated notes to five accredited investors.  The notes bear interest at the rate of 7% per annum and are convertible into common stock of the Company at the rate of $9.00 per share.  In connection with the sale of such notes the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The investors have taken the notes for investment purposes, and the notes contain a restrictive securities legend.

The following table provides information as of June 30, 2002 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	86,800	$8.85	29,900
Equity compensation plans not approved by security holders	30,800	$10.00	0

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section presents management’s review of the operating results and financial condition of Northern Star Financial, Inc. (the “Company”) and its subsidiary, Northern Star Bank (the “Bank”). This section provides information which is not otherwise apparent from the Consolidated Statements of Financial Condition, Operations, Stockholders’ Equity and Cash Flows and is intended to assist readers in understanding the Company’s performance and financial condition.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING INFORMATION AND ACTUAL RESULTS MAY DIFFER

Statements that Northern Star Financial  may publish, including those in this Annual Report on Form 10-KSB that are not strictly historical are “forward looking” statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about the Company’s plans, objectives, expectations and intentions that are not historical facts. When used in this Annual Report, the words “expects”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions are generally intended to identify forward-looking statements.  Statements made in this Annual Report regarding the Company’s beliefs and expectations that (i) it expects to be able to maintain or slightly improve its net interest margin in a declining rate environment; (ii) loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions; (iii) the present loan allowance is adequate; (iv) the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs; and (v) it expects a decrease in the overall cost of money during 2002 are “forward looking” statements which involve known and unknown risks and uncertainties that may cause the actual results to differ materially from those expected and stated in this announcement.  Actual results could differ as a result of: (i) a further slowdown of economic growth in the United States, particularly in the Company’s market areas; (ii) an increase in loan defaults; (iii) changes in consumer behavior resulting from the September 11, 2001 attack on the United States and changes in federal and state laws; (iv) increased competitions from other financial and non-financial institutions; (v) the failure of the Company to successfully implement its growth strategy; (vi) costs and expenses incurred in defending the Company and Bank in connection with pending litigation and payment of damages and settlement costs associated with such litigation; and (i) an increase in operating expenses due to the Company’s expansion into St. Cloud, Minnesota.

BUSINESS

We are a bank holding company.  Our subsidiary, Northern Star Bank, is a state-chartered commercial bank providing a broad range of commercial and retail banking services designed to meet the borrowing and depository needs of small and mid-sized businesses and consumers in the Cities of Mankato and St. Cloud as well as the counties of Blue Earth, Nicollet, LeSueur, Benton, Stearns and Sherburne.  We offer a full range of lending services including commercial, real estate and consumer loans. Unless indicated otherwise the results of operation of the Company include the results of operation of the Bank.

Our principal business consists of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to originate commercial, commercial real estate,

residential, agricultural, automobile and other consumer loans.  We also originate construction loans and invest in securities.  Our results of operations are primarily dependent on our interest rate spread, which is the difference (“spread”) between the average yield on interest-earning assets, such as loans, and investment securities and short-term interest bearing deposits and the average rate paid on interest-bearing liabilities, such as deposits and borrowings. The spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition to credit risk, we are subject to interest rate risk to the degree that our interest-earning assets mature or re-price at different times, or on a different basis, than our interest-bearing liabilities.

Our results of operations also depend upon, among other things, the level of fee income, gains or losses on the sale of loans and other assets, provisions for possible loan losses, income derived from subsidiary and investment activities, operating expenses and income taxes.  Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses.

We are affected by prevailing economic conditions, including federal monetary and fiscal policies, as well as by federal regulation of financial institutions. Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investments and the level of personal income and savings within the institution’s market area. In addition, deposit balances are influenced by the perceptions of customers regarding the stability of the financial markets and financial services industry.  We expect to retain a significant portion of existing deposit balances by offering competitive rates on such deposits.  We have adopted a strategy of employing Federal Home Loan Bank (FHLB) advances to supplement deposits. FHLB advances are expected to augment the liquidity necessary to fund lending operations and investment opportunities. Lending activities are influenced by demand for housing, consumer and commercial loans as well as competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan payments, borrowings, the sale of loans and other assets and funds provided from operations.

RESULTS OF OPERATIONS

Net Income

                The Company’s net operating loss for the fiscal year ended June 30, 2002 was $(1,088,316) or $(2.27) per share compared to a net operating loss of $(91,015) or $(0.21) per share for the fiscal year ended June 30, 2001.  Net losses incurred during fiscal year 2002 include $121,000 associated with charges to earnings as a result of reversing $96,000 of accrued interest and $25,000 of legal expenses incurred in connection with loans subject to legal proceeding (see Item III. Legal Proceedings) and $785,075 in additions to the Bank’s reserve for loan losses.  Without these charges, the net loss would have been $(0.33) per share for the fiscal year ended June 30, 2002.

The Company’s return on average assets (“ROA”) and return on average equity (“ROE”) for the fiscal year ended June 30, 2002 were (2.48)% and (44.37)%, as compared to the ROA and ROE of (0.29)% and (3.15)% for the fiscal year ended June 30, 2001.

                Net operating losses increased $997,301 to $(1,088,316) for the fiscal year ended June 30, 2002, compared to $(91,015) for the same period during fiscal year 2001.  Net interest income and non-interest income increased by a combined amount of approximately $300,000, which was offset by an increase of approximately $383,000 in non-interest expenses associated with our expansion into the St. Cloud, Minnesota market and by the $785,075 provision for loan losses.

                The improvement in net interest income was primarily due to an increase in average interest earning assets resulting from a growth in lending activities and from a lower cost of interest bearing liabilities as a result of a general decline in interest rates.  The increase in non-interest income was a result of an increase in loan and deposit related activities and other miscellaneous fees, due to the overall growth of the loan and deposit portfolios.

Net Interest Income/Margin

                Net interest income consists of interest income generated by earning assets, less interest expense.  Net interest income increased $109,923 or 13.31% to $935,800 during the fiscal year ended June 30, 2002 compared to $825,877 for the fiscal year ended June 30, 2001.  The $109,923 increase was a combination of a $227,740 increase in interest income offset by a $117,817 increase in interest expense.

                Average interest earning assets increased $11.0 million to $41.4 million during the fiscal year ended June 30, 2002, compared to $30.4 million for the fiscal year ended June 30, 2001.  Comparing these same two periods, the yield on average interest earning assets decreased from 8.27% in fiscal year 2001 to 6.62% in fiscal year 2002.  The increase in volume had a positive effect on the change in interest income ($920,000 volume variance).  The decrease in yields had a negative effect on the change in interest income ($531,000 rate variance).  The net result was a $226,000 increase in interest income.

                Average interest bearing liabilities increased $10.9 million to $38.4 million during the fiscal year ended June 30, 2002, compared to $27.5 million for the fiscal year ended June 30, 2001.  Comparing these same two periods, the cost of average interest bearing liabilities decreased from 6.15% in fiscal year 2001 to 4.71% in fiscal year 2002.  The increase in volume resulted in an increase in interest expense ($680,000 volume variance), and the decrease in yields resulted in a decrease in interest expense ($405,000 rate variance).  The result was a net increase of $117,000 in interest expense.

Provision and Allowance for Loan Losses

                Our policy is to maintain the allowance for loan losses at a level sufficient to absorb inherent losses in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by charge-offs net of recoveries on prior loan charge-offs. In determining the adequacy of the reserve for loan losses, management considers those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment and the overall portfolio composition.  As these factors change, the level of loan loss provision changes.

                The provision for loan loss expense increased $727,561 to $785,075 during the fiscal year ended June 30, 2002, as compared to $57,514 for the fiscal year ended June 30, 2001.  At June 30, 2002, the allowance for loan losses totaled $661,170 or 1.93%, of total loans outstanding, compared to $234,989, or 1.00% of total loans outstanding at June 30, 2001.

                The allowance for loan losses increased $426,181 or 181.4% during fiscal year 2002.  The net charge-offs for fiscal year 2002 was $358,894 compared to $4,025 during fiscal year 2001.  Net charge-offs to average loans outstanding was 1.22% for fiscal year 2002 and .02% for fiscal year 2001.  The growth in the allowance for loan losses is primarily due to $1.8 million of loans subject to adverse risk ratings classifications associated with legal proceedings and to a $10.6 million overall growth in loans outstanding. Loans outstanding grew $10.6 or 43.3% to $35.1 million at June 30, 2002 from $24.5 at fiscal year end June 30, 2001.

                Impaired loans at June 30, 2002 totaled $1.8 million and had related specific reserves of $442,000 that was part of the allowance for loan losses.  We believe that the Bank’s allowance for loan losses is adequate at June 30, 2002.

Non-Interest Income

                Non-interest income for fiscal year 2002 increased by $186,297, or 71.3%, to $447,465 as compared to $261,168 for the fiscal year ending June 30, 2001.  The net increase was primarily comprised of approximately $132,000 increase in fees earned on residential mortgages sold.  The remaining $54,000 net increase was primarily the result of increases in other service charges and depository fees.  The overall increase is due to the increase in volume as the Bank has grown, as well as management’s endeavors to raise fees whenever the market allows.

Non-Interest Expense

                Non-interest expense increased $581,180, or 52.6%, to $1.7 million for the fiscal year ended June 30, 2002, compared to $1.1 million for the fiscal year ended June 30, 2001.  The increase was a result of approximately $295,000 increase in compensation and related employee benefits, approximately $69,000 increase in occupancy and related equipment expenses, and approximately $19,000 increase in data processing expenses.  The Bank opened a new branch on August 15, 2001 which accounted for approximately $383,000 of these increases.

Excluding the non-interest expenses associated with the Bank’s expansion into the St. Cloud market, non-interest expenses would have increased by approximately $198,000 or 17.9%.

Overview

                As of June 30, 2002, we had total assets of $48.6 million, compared to $39.1 million as of June 30, 2001. As of June 30, 2002 total net loans were $33.8 million and total deposits were $39.6 million, compared to $23.4 million and $32.8 million, respectively, as of June 30, 2001.

Loans

                Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the fiscal year ended June 30, 2002, were 29.5 million, or 71.3% of earning assets, as compared to $22.0 million, or 72.3% of earning assets, at June 30, 2001.  Total loans, net of unearned fees and cost, at fiscal year end June 30, 2002 and fiscal year end June 30, 2001 were $35.1 million and $24.5 million, respectively. This represents a loan to total asset ratio of 72.3% and 62.6% and a loan to deposit ratio of  88.7% and 74.7%, at fiscal year end June 30, 2002 and fiscal year end June 30, 2001 respectively, and an increase of $10.6 million from fiscal year end 2001 to fiscal year end 2002, or an increase of 43.3%.  The growth in loans during this period was mainly due to the general growth in the market.

                Total real estate mortgage loans totaled $14.0 million making up nearly 40% of the loan portfolio as of June 30, 2002. Construction loans totaled $2.4 million, or 6.8% of the loan portfolio. Commercial loans totaled $6.6 million, or 18.9% of the loan portfolio. Installment and consumer loans totaled $11.8 million, or 33.8% of the loan portfolio.

Credit Quality

                We maintain an allowance for loan losses to absorb inherent losses in the loan portfolio. The loans are charged against the allowance when management believes collection of the principal is unlikely.

The allowance consists of amounts established for specific loans and is also based on historical loan loss experience.  The specific reserve element is the result of a regular analysis of all loans and commitments based on credit rating classifications.  The historical loan loss element represents an assessment of potential credit problems and is determined using industry and Bank loan loss experience for each loan type.  Management also weighs general economic conditions, the risk characteristics of various classifications of loans, credit record of its borrowers, the fair market value of underlying collateral and other factors.  We are committed to the early recognition of problems and to maintaining a sufficient allowance.  At June 30, 2002, the allowance for loan losses was $661,170 or 1.92% of total loans outstanding, net of loans held for sale, compared to $234,989, or 1.00%, at fiscal year end June 30, 2001.

                Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned.  Loans are placed on a non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful.  When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income.  Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status.  At June 30, 2002 non-accrual loans totaled $1.8 million.  No loans were in non-accrual as of year ended June 30, 2001.

                At June 30, 2002 repossessed assets other than real estate totaled $8,000.  We had no repossessed real estate owned at June 30, 2002.

                Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. While management believes it uses the best information available at the time to make a determination with respect to allowance for loan losses, management recognizes that many factors can adversely impact various segments of its market, and subsequent adjustments in the allowance may be necessary if future economic indications or other factors differ from the assumptions used in making the initial determination or if regulatory policies change.  As such management continuously focuses its attention on promptly identifying and providing for potential problem loans, as they arise.  Although the total allowance for loan losses is available to absorb losses from all loans, management allocates the reserve among the general loan portfolio categories for informational and regulatory reporting purposes. Interest income not recognized on non accrual loans was approximately $99,000 at fiscal year end June 30, 2002.

Deposits

Total deposits increased $6.8 million, or 20.6%, to $39.6 million as of June 30, 2002, compared to $32.8 million at June 30, 2001. The generation of deposits within our market area serves as our primary source of funds to be invested largely in loans made to individuals and businesses located in or doing business in Minnesota.

Securities

Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value.  Unrealized holding gains and losses are included as a separate component of stockholders’ equity net of the effect of deferred income taxes. Realized gains and losses on investment securities available for sale are computed using the specific identification method.

                Securities that management has the intent and the Bank has the ability to hold until maturity are classified as investment securities held to maturity.  Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities.  If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the statement of operations.  The Company does not engage in trading activities as defined in Statement of Financial Accounting Standard Number 115.

                Our available for sale portfolio totaled $9.6 million at June 30, 2002 and  June 30, 2001, or 19.7% and 24.6%, respectively, of total assets.  The Company did not have any investments in its held to maturity portfolio at fiscal year end June 30, 2002.

                We use our securities portfolio primarily as a source of liquidity.  When the Bank’s liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative.  Typically, management remains short-term (under 5 years) in its decision to invest in certain securities.  As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position.  We have designated substantially all of our securities as available for sale to provide flexibility, in case an immediate need for liquidity arises.  The composition of the portfolio offers management full flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels.  The available for sale portfolio is carried at fair market value and had a net unrealized gain of approximately $52,700 on June 30, 2002, and a net unrealized gain of approximately $26,300 on June 30, 2001.

                We invest primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States and obligations of agencies of the United States. In addition, we enter into federal funds transactions with our principal correspondent banks, and acts as a net seller of such funds.

Liquidity and Interest Rate Sensitivity

                Market and public confidence in the financial strength of the Bank and financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on the Bank’s ability to maintain sound asset quality and appropriate levels of capital reserves.

                The Company’s financial strength was severely tested in fiscal year 2002.  The Company’s cash flows from operations were not adequate to fund its operations.  The Company received $1,400,000 from the sale of convertible notes to provide the Company with liquidity.  The Company and Bank are parties to litigation and are incurring legal expenses and costs. See “Item 3 — Legal Proceedings.”  The Company and Bank intend to use cash from operations to fund such expenses.  In connection with the Company’s litigation with Catalytic Combustion Corporation 401(k) Profit Sharing Plan and Catalytic Combustion Corporation, the Plaintiffs are seeking rescission of the purchase of 30,000 shares of Company Common Stock.  The Plaintiffs seek damages of approximately $210,714 plus interest expenses and attorney fees.  The Company may have to pay all or a portion of the damages the Plaintiffs seek.  The Company expects to use funds from operations to pay such damages if required.  The Company and Bank are uncertain as to the Bank’s financial exposure in connection with the Bank’s defense in a Complaint filed on February 23, 2002 by a group of lenders.  Each of the suits is significant to the Company and could have a detrimental impact on the future of the Company.  A significant loss could result in the Company falling below the minimum regulatory capital requirements.  Failure to meet regulatory requirements can initiate certain mandatory and possible discretionary actions by the regulators that, if taken, could have a detrimental material adverse effect on the Company’s consolidated financial statements.  See Note 14 to the consolidated financial statements for information regarding more stringent leverage capital requirements placed on the Bank as a result of litigation matters.  In the event the Company does not have adequate funds to pay its litigation expenses and damages, if any, it plans to raise equity through the private placement of its securities or borrow funds from available sources.  There is no assurance the Company will be able to raise any capital from the sale of securities or borrow funds.

                Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

                Short term sources of funding and liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. In addition to interest rate-sensitive deposits, the primary demand for liquidity is anticipated loan extensions under credit commitments to customers.  We do not use off balance sheet financing. We believe that it is reasonably likely these funding sources will be available in the future.

                Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates.  The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity.  The measurement of our interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management.

                We generally attempt to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize overall interest rate risks.

                The asset mix of the balance sheet is evaluated continually in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

                Our gap and liquidity positions are reviewed periodically to determine whether or not changes in policies and procedures are necessary to achieve financial goals. At June 30, 2002, approximately 41.2% of total gross loans were adjustable rate or either repricing or maturing in less than one year.  Deposit liabilities consisted of approximately $7.7 million in NOW and money market accounts, $4.5 million in  savings accounts, $22.8 million in time deposits and $4.6 million in non-interest bearing demand accounts.  At June 30, 2001, approximately 39.3% of total gross loans were adjustable rate or either repricing or maturing in less than one year.  Deposit liabilities consisted of approximately $3.5 million in NOW and money market accounts, $4.7 million in savings accounts, $23.1 million in time deposits, and $1.5 million in non-interest bearing demand accounts.

We have prepared a table which presents the market risk associated with financial instruments held by the Company.  In the “Rate Sensitivity Analysis” table, rate sensitive assets and liabilities are shown by maturity or re-pricing periods, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table.  While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, if we had to dispose of such instruments at June 30, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.  The estimated fair values at June 30, 2002, should not necessarily be considered to apply at subsequent dates.

Primary Sources and Uses of Funds

                The primary source of funds during the fiscal year ended June 30, 2002, included proceeds from financing activities ($10.6 million), including an increase in deposits ($6.8 million), and the maturity/sale of investments net of purchases ($69,546),.

The primary uses of funds during the period included an increase in net loans outstanding ($11.2 million), decrease in federal funds sold ($2.4 million), increase in premises and equipment ($242,065), and investments ($15.8 million).

Capital Resources

                Total shareholders’ equity at June 30, 2002 was $1.9 million compared to $3.0 million at June 30, 2001.

                The Minnesota Department of Commerce — Financial Institution Division and the Federal Deposit Insurance Corporation has established risk-based capital requirements for state chartered banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity such as preferred stock that may be included in capital. The Company’s subsidiary bank’s goal is to maintain its current status as a “well-capitalized institution” as that term is defined by its regulators.

                Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company.

Effects of Inflation and Changing Prices

                The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and re-financings tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities.

Recent Accounting Developments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2001.  SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative.  We adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on our financial position, results of operations, or cash flows.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001.  The adoption of SFAS No. 140 did not have a material effect on our financial position, results of operations or cash flows.

SFAS No. 141, “Business Combinations,” requires that all business combinations be accounted for by a single method — the purchase method.  The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001.  SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.  The adoption of the provisions of SFAS No. 141 did not have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.  We have determined that this statement will not have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002.  We have determined that this statement will not have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  We have determined that this statement will not have a material impact on our financial condition, results of operations or cash flows.

SECONDARY STOCK OFFERING AND ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES

In September of 2000, we undertook an offering of a minimum of 50,000 and a maximum of 300,000 shares of common stock.  On the closing date of the offering, April 11, 2001, the Company issued 51, 906 shares at a price of $10.50 per share.  Net of expenses of $325,000, the offering provided us with $220,000 of additional equity.  Following the close of the offering, we injected $400,000 of additional capital into the Bank to support its continued growth and development.

In July and August, 2001, we raised $1.0 million through the sale of convertible subordinated unsecured notes, and from June to August, 2002 the Company raised an additional $500,000 through the sale of similar notes.  The notes were issued for a three-year term and bear interest at the rate of eight percent per annum (as to the 2001 notes) and seven percent per annum (as to the 2002 notes), payable quarterly.  Investors in the notes were granted the right to convert their investment into shares of Northern Star Financial, Inc. common stock any time prior to maturity at the rate of $10.50 per share (as to the 2001 notes) and $9.00 per share (as to the 2002 notes).

RETURN ON EQUITY AND ASSETS

The following table shows the return (loss) on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for fiscal years 2002 and 2001.  Since its inception, we have not paid any cash dividends.  The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations.

	For the Year Ended June 30, 2002	For the Year Ended June 30, 2001
Return (loss) on average assets	(2.48)%	(.29)%
Return (loss) on average equity	(44.37)%	(3.49)%
Equity to assets ratio	5.59%	8.19%

BORROWINGS

Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes.  If the need arises, the Bank may rely upon advances from the Federal Home Loan Bank of Des Moines to supplement its supply of lendable funds and to meet lending and deposit withdrawal requirements.  Advances from the FHLB are typically secured by a portion of the Bank’s security portfolio.  In addition to borrowings from FHLB, we have had a fully advanced line of credit in the amount of $600,000 with a correspondent bank in Minneapolis, Minnesota.

	As of and for the fiscal year Ended June 30,
	2002	2001
Maximum Balance	$6,675,000	$2,875,000
Average Balance	5,606,850	2,789,559
Balance at end of period	6,675,000	2,875,000
Weighted average rate:
at end of the period	5.41%	5.54%
during the period	5.40%	6.67%

CAPITAL ADEQUACY

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) leverage ratio.

The risk based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items.  Under the risk-based capital guidelines, capital is divided into two “tiers.”  Tier 1 capital consists of common stockholders’ equity, non-cumulative and cumulative perpetual preferred stock (bank holding companies only) and minority interest.  Goodwill is subtracted from the total.  Tier 2 capital consists of the allowance for loan loss, hybrid capital instruments, and term subordinated debt and intermediate term preferred stock.  Banks are required to maintain a minimum risk-based capital ratio of 8.0% with at least 4.0% consisting of Tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio.  The Federal Deposit Insurance Corporation has established a 3.0% minimum leverage ratio requirement.  Note that the leverage ratio is computed by dividing Tier 1 capital into average assets.  For all banks, except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

The Federal Reserve Board and the FDIC rules add a measure of interest rate risk to the determination of supervisory capital adequacy.  In connection with this rule, the agencies have adopted a measurement process to measure interest rate risk.  Under this rule, all items reported on the balance sheet, as well as off-balance sheet items, are reported according to maturity, re-pricing dates and cash flow characteristics.  A bank’s weighted position is used in assessing capital adequacy.  The objective of this complex rule is to determine the sensitivity of banks to various rising and declining interest rate scenarios.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as well as other requirements, established five capital tiers: well-capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  A depository institution’s capital tier depends on its capital levels in relation to various relevant capital measures and certain other factors.  Depository institutions that are not classified as well capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

The table below illustrates the Bank’s regulatory capital and ratios at June 30, 2002:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2002:
Total Capital (to Risk Weighted Assets)	$4,298,000	11.5%	$2,990,000	>= 8.0%	$3,737,000	>= 10.0%
Tier I Capital (to Risk Weighted Assets)	$3,827,000	10.2%	$1,496,000	>= 4.0%	$2,245,000	>= 6.0%
Leverage Ratio
Tier I Capital (to Average Assets)	$3,827,000	8.7%	$1,760,000	>= 4.0%	$2,199,000	>= 5.0%

                At June 30, 2002 the Bank is classified as well-capitalized and is in compliance with all regulatory capital requirements.  Management anticipates the Bank will continue to be classified as well-capitalized.

As of June 30, 2002, there were no significant commitments outstanding for capital expenditures.

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

	For the Year Ended
	June 30, 2002			June 30, 2001
Assets	Average Balance	Interest	Average Yield or Rates	Average Balance	Interest	Average Yield or Rates
Loans receivable	$29,529,396	$2,130,429	7.21%	$21,972,800	$1,993,140	9.07%
Investment securities	9,866,372	554,514	5.62%	5,797,613	379,551	6.55%
Federal funds sold	2,043,466	57,857	2.83%	2,623,853	142,369	5.43%
Total interest-earning assets	41,439,234	2,742,800	6.62%	30,394,266	2,515,060	8.27%
Non-interest-earning assets	2,260,896			1,453,626
Total assets	$43,700,130			$31,847,892
Liabilities and Stockholders’ Equity
Interest Bearing Deposits	$32,760,283	1,504,181	4.59%	$24,680,140	1,503,011	6.09%
Other liabilities	5,606,850	302,819	5.40%	2,789,559	186,172	6.67%
Total interest-bearing liabilities	38,367,133	1,807,000	4.71%	27,469,699	1,689,183	6.15%
Non-interest-bearing liabilities	2,826,075			1,771,549
Total liabilities	41,193,208			29,241,248
Stockholders’ Equity	2,506,922			2,606,644
Total liabilities and stockholders’ equity	$43,700,130			$31,847,892
Net Interest Spread			1.91%			2.12%
Net Interest Income/Margin		$935,800	2.26%		$825,877	2.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.08x			1.11x

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

	Year Ended June 30,
	2002 vs 2001
	Increase (decrease) due to
	Volume	Rate	Rate/Volume	Net
	(dollars in thousands)
Interest income:
Loans receivable	$685	$(409)	$(141)	$135
Investment securities	266	(54)	(38)	174
Federal funds sold	(31)	(68)	16	(83)
Other interest-earning assets	-	-	-	-
Total interest-earning assets	920	(531)	(163)	226
Interest expense:
Deposit accounts	492	(370)	(121)	1
Other liabilities	188	(35)	(37)	116
Total interest-bearing liabilities	680	(405)	(158)	117
Net change in net interest income	$240	$(126)	$(5)	$109

Investment Portfolio

At June 30, 2002, our investment securities portfolio represented approximately 21.3% of our earning assets of $45 million.  We also held investments in stock of the Federal Home Loan Bank in the amount of $238,800.

At June 30, 2001, our investment securities portfolio represented approximately 25.8% of our earning assets of $37 million.

	June 30, 2002
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield
U.S. Agencies	$-	0.00%	$249,378	4.63%	$1,003,677	4.94%	$-	0.00%	$1,253,055	4.88%
Mortgage-back securities	20,847	7.02%	-	0.00%	542,747	5.77%	4,767,437	5.75%	5,331,031	5.76%
Corporate Bonds	-	0.00%	511,920	6.06%	-	0.00%	-	0.00%	511,920	6.06%
Mutual Fund	2,502,514	3.14%	-	0.00%	-	0.00%	-	0.00%	2,502,514	3.14%
	$2,523,361	3.17%	$761,298	5.59%	$1,546,424	5.77%	$4,767,437	5.75%	$9,598,520	4.98%

	June 30, 2001
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield
U.S. Agencies	$101,031	6.01%	$704,911	5.84%	$2,194,004	6.20%	$-	0.00%	$2,999,946	6.11%
Mortgage-backed securities	-	0.00%	203,446	7.06%	-	0.00%	6,176,534	6.38%	6,379,980	6.40%
Corporate Bonds	-	0.00%	-	0.00%	244,036	6.57%	-	0.00%	244,036	6.57%
Mutual Fund	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
	$101,031	6.01%	$908,357	6.11%	$2,438,040	6.23%	$6,176,534	6.38%	$9,623,962	6.31%

Contractual maturities and yields on our investment (all available for sale) are summarized in the above table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.Short-term investments in the amount of $1.0 million at June 30, 2002 were funds invested in Federal Funds sold on an overnight basis which are considered cash equivalent.

Interest Rate Sensitivity Analysis

We continually evaluate the asset mix of our balance sheet in terms of several variables: yields, credit quality, appropriate funding sources and liquidity.  To effectively manage the liability mix of the balance sheet, we focus on expanding various funding sources.  The interest rate sensitivity position at June 30, 2001 and 2002 is summarized in the following tables.  The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, for each period is shown at the bottom of each table.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.  The tables may not be indicative of our rate sensitivity position at other points in time.

	As of June 30, 2002
	Within Three Months	After Three but within Twelve Months	After Twelve but within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest Earning Assets
Federal funds sold	$1,037	$-	$-	$-	$1,037
Investment securities	2,524	-	761	6,314	9,599
Loans receivable	3,772	6,581	19,144	5,446	34,943
Total Earning Assets	$7,333	$6,581	$19,905	$11,760	$45,579

Interest Bearing Liabilities
NOW and money market	$7,718	$-	$-	$-	$7,718
Savings	4,533	-	-	-	4,533
Time deposits	2,649	13,025	7,090	-	22,764
Borrowed funds	1,650	2,250	2,075	700	6,675
Total Interest Bearing Liabilties	$16,550	$15,275	$9,165	$700	$41,690

Interest Sensitivity Gap	(9,217)	(8,694)	10,740	11,060	3,889
Cumulative Interest Sensitivity Gap	(9,217)	(17,911)	(7,171)	3,889	3,889
Ratio of Interest Sensitivity Gap to total earning assets	-20.22%	-19.07%	23.56%	24.27%	8.53%
Ratio of Cumulative Interest Sensitivity Gap to total earning assets	-20.22%	-39.30%	-15.73%	8.53%	8.53%

	As of June 30, 2001
	Within	After Three	After Twelve
	Three	but within	but within	After
	Months	Twelve Months	Five Years	Five Years	Total
	(Dollars in Thousands)
Interest Earning Assets
Federal funds sold	$3,438	$-	$-	$-	$3,438
Investment securities	1,512	304	5,370	2,438	9,624
Loans receivable	8,264	1,129	9,754	5,199	24,346
Total Earning Assets	$13,214	$1,433	$15,124	$7,637	$37,408

Interest Bearing Liabilities
NOW and money market	$3,548	$-	$-	$-	$3,548
Savings	4,713	-	-	-	4,713
Time deposits	3,297	11,692	8,098	-	23,087
Borrowed funds	100	1,225	1,050	500	2,875
Total Interest Bearing Liabilties	$11,658	$12,917	$9,148	$500	$34,223

Interest Sensitivity Gap	1,556	(11,484)	5,976	7,137	3,185
Cumulative Interest Sensitivity Gap	1,556	(9,928)	(3,952)	3,185	3,185
Ratio of Interest Sensitivity Gap to total earning assets	4.16%	-30.70%	15.98%	19.08%	8.51%
Ratio of Cumulative Interest Sensitivity Gap to total earning assets	4.16%	-26.54%	-10.56%	8.51%	8.51%

Loan Portfolio

Since loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loan category.  The gross loans outstanding, including loans held for sale, were approximately $35 million as of June 30, 2002 and $24 million as of June 30, 2001. The following table summarizes the composition of our loan portfolio.

	June 30, 2002		June 30, 2001
	Amount	% of Total	Amount	% of Total
Commercial & Agricultural	$6,616,193	18.93%	$4,903,794	20.14%
Real Estate - construction	2,375,318	6.80%	2,307,478	9.48%
Real Estate - mortgages	13,962,496	39.96%	6,117,538	25.13%
Consumer Loans	11,809,464	33.80%	10,588,900	43.49%
Lease Financing	179,995	0.51%	428,447	1.76%
Total Loans	$34,943,466	100.00%	$24,346,157	100.00%
Net Deferred Loans(fees)/costs	180,131		161,166
Less: Allowance for Loan Loss	(661,170)		(234,989)
Total Net Loans	$34,462,427		$24,272,334

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

	As of June 30, 2002
	One Year	After One but	After
	or Less	within Five Years	Five Years	Total
Commercial & Agricultural	$2,728,795	$2,252,871	$1,634,527	$6,616,193
Real Estate - construction	2,295,594	9,126,974	2,539,928	13,962,496
Real Estate - mortgages	2,108,064	267,254	-	2,375,318
Consumer Loans	3,169,551	7,367,969	1,271,944	11,809,464
Lease Financing	51,438	128,557	-	179,995
Total	$10,353,442	$19,143,625	$5,446,399	$34,943,466
Loans maturing after one year with
Fixed Interest Rate	$20,555,588
Floating Interest Rates	$4,034,436

	As of June 30, 2001
	One Year	After One but	After
	or Less	within Five Years	Five Years	Total
Commercial Agricultural	$1,629,904	$1,195,930	$2,077,960	$4,903,794
Real Estate - construction	1,944,702	180,133	182,642	2,307,478
Real Estate - mortgages	606,878	1,680,620	3,830,042	6,117,538
Consumer loans	4,047,104	2,305,044	4,236,751	10,588,900
Lease Financing	18,662	361,425	48,360	428,447
Total	$8,247,250	$5,723,152	$10,375,755	$24,346,157
Loans maturing after one year with
Fixed Interest Rate	$14,775,932
Floating Interest Rates	$1,322,975

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan losses will be made periodically to maintain the allowance in an appropriate level based on our analysis of the potential risk in the loan portfolio.

The following table summarizes our Bank’s loan loss experience and the allowance for possible loan losses.

	Year Ended
	June 30, 2002	June 30, 2001
Balance at Beginning of Period	$234,989	$181,500
Charge-offs	(359,751)	(8,615)
Recoveries	857	4,590
Net Charge Offs	(358,894)	(4,025)
Provision charged to operations	785,075	57,514

Balance at End of Period	$661,170	$234,989

Ratio of net charge-offs during the period to average loans outstanding during the period	1.22%	0.02%

The allowance for loan losses was allocated as follows:

	June 30, 2002		June 30, 2001
		Percent of Loans		Percent of Loans
		in Each Category		in Each Category
	Amount	of Total Loans	Amount	of Total Loans
Commercial & Agricultural	$42,318	18.93%	$47,327	20.14%
Real Estate - construction	17,815	6.80%	22,277	9.48%
Real Estate - mortgages	85,373	39.96%	59,053	25.13%
Consumer loans	514,123	33.80%	102,197	43.49%
Lease Financing	1,541	0.51%	4,135	1.76%
Total	$661,170	100.00%	$234,989	100.00%

Deposits and Other Interest-Bearing Liabilities

As of June 30, 2002, deposits were 95.0% of interest-bearing liabilities compared to 95.9% for the same period ending June 30, fiscal year 2001.  The following tables summarize deposits by category.

	As of June 30, 2002
				Percentage
		Percentage		of Total
	Ending	of Total	Average	Average	Effective
	Balance	Deposits	Balance	Deposits	Cost
Demand Deposit	$4,574,282	11.55%	$2,395,080	6.81%	0.00%
Now and money market	7,718,574	19.50%	5,734,695	16.31%	2.67%
Savings	4,533,290	11.45%	4,620,632	13.14%	2.41%
Time Accounts less than $100,000	18,622,280	47.04%	18,763,158	53.37%	5.48%
Time Accounts of $100,000 or more	4,141,303	10.46%	3,641,798	10.37%	5.80%
Total Deposits	$39,589,729	100.00%	$35,155,363	100.00%

	As of June 30, 2001
				Percentage
		Percentage		of Total
	Ending	of Total	Average	Average	Effective
	Balance	Deposits	Balance	Deposits	Cost
Demand Deposit	$1,468,846	4.48%	$1,339,955	5.16%	0.00%
Now and money market	3,548,246	10.81%	2,493,152	9.60%	3.20%
Savings	4,713,914	14.36%	4,126,187	15.90%	4.32%
Time Accounts less than $100,000	19,202,472	58.51%	14,716,018	56.69%	6.91%
Time Accounts of $100,000 or more	3,884,586	11.84%	3,282,492	12.65%	6.95%
Total Deposits	$32,818,064	100.00%	$25,957,804	100.00%

                As of June 30, 2002 the Bank had deposits classified as brokered deposit totaling $2.6 million.  The Bank does not rely on brokered deposits. Core deposits, excluding time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $18.6 million at June 30, fiscal year 2002 and $14.7 million at June 30, 2001.  Our loan to deposit ratio was 88.9% at June 30, fiscal year 2002 and 71.7% at June 30, 2001.  The maturity distribution of our time deposits is as follows.

	June 30, 2002
	3 months	Over 3 months	Over 6 months	Over
	or less	thru 6 months	thru 12 months	12 months	Total
Time Accounts less than $100,000	$2,248,843	$6,116,940	$4,659,090	$5,597,407	$18,622,280
Time Accounts of $100,00 or more	400,000	1,843,086	405,750	1,492,467	4,141,303
Total	$2,648,843	$7,960,026	$5,064,840	$7,089,874	$22,763,583

	June 30, 2001
	3 months	Over 3 months	Over 6 months	Over
	or less	thru 6 months	thru 12 months	12 months	Total
Time Accounts less than $100,000	$2,469,435	$3,922,274	$5,831,186	$6,979,577	$19,202,472
Time Accounts of $100,00 or more	827,298	527,500	1,411,300	1,118,488	3,884,586
Total	$3,296,733	$4,449,774	$7,242,486	$8,098,065	$23,087,058

ITEM 7.   FINANCIAL STATEMENTS

Northern Star Financial, Inc.
and Subsidiary

Consolidated Financial Report

June 30, 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Northern Star Financial, Inc. and Subsidiary
Mankato, Minnesota

We have audited the accompanying consolidated balance sheet of Northern Star Financial, Inc. and Subsidiary as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Star Financial, Inc. and Subsidiary as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 17 to the consolidated financial statements, the Company is a defendant in significant litigation matters.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
August 14, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Northern Star Financial, Inc. and  Subsidiary
Mankato,  Minnesota  56001

We have audited the accompanying consolidated balance sheet of Northern Star Financial, Inc. and Subsidiary (the Company) as of June 30, 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United State of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern Star Financial, Inc. and Subsidiary as of June 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principle generally accepted in the United States of America.

/s/ Bertram Cooper & Co., LLP
Bertram Cooper & Co., LLP
Waseca, Minnesota
August 31, 2001

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and 2001

	2002	2001
ASSETS
Cash	$2,348,081	$870,133
Federal funds sold	1,037,000	3,438,000
Available-for-sale securities (Note 2)	9,598,520	9,623,962
Investment in Federal Home Loan Bank stock, restricted	238,800	138,800
Loans held for sale	625,735	825,649
Loans, net of allowances for loan losses of $661,170 in 2002 and $234,989 in 2001 (Notes 3, 10, and 13)	33,836,692	23,446,685
Premises and equipment, net (Note 4)	535,938	381,527
Accrued interest receivable and other assets (Note 9)	351,771	409,978
	$48,572,537	$39,134,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits (Note 5):
Noninterest-bearing	$4,574,282	$1,468,846
Interest-bearing	35,015,447	31,348,218
Total deposits	39,589,729	32,817,064

Notes payable and other borrowing (Note 6)	5,275,000	2,875,000
Convertible subordinated notes payable (Note 7)	1,400,000	-
Accrued interest payable and other liabilities	384,144	461,086
Total liabilities	46,648,873	36,153,150

Commitments, Contingencies, and Credit Risk (Notes 10 and 17)

Stockholders’ Equity (Notes 8, 11, and 14)
Common stock, $0.01 par value; 15,000,000 shares authorized; 479,506 shares issued	4,795	4,795
Undesignated stock, $0.01 par value; 5,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	4,158,504	4,158,504
Accumulated deficit	(2,280,359)	(1,192,043)
Unearned stock compensation (Note 11)	(12,004)	(16,000)
Accumulated other comprehensive income (Note 2)	52,728	26,328
Total stockholders’ equity	1,923,664	2,981,584
	$48,572,537	$39,134,734

See Notes to Consolidated Financial Statements.

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2002 and 2001

	2002	2001
Interest income:
Loans	$2,130,429	$1,993,140
Securities	554,514	379,551
Federal funds sold	57,857	142,369
	2,742,800	2,515,060

Interest expense:
Deposits	1,504,181	1,503,011
Notes payable and other borrowing	302,819	186,172
	1,807,000	1,689,183

Net interest income	935,800	825,877

Provision for loan losses (Note 3)	785,075	57,514
Net interest income after provision for loan losses	150,725	768,363

Other income:
Service charges and other fees	135,159	91,840
Mortgage origination and service release fees	249,479	117,567
Gain on sale of securities (Note 2)	62,827	51,761
	447,465	261,168

Other expenses:
Salaries and employee benefits (Note 12)	754,261	459,229
Directors’ fees	91,250	88,000
Occupancy expenses (Note 13)	229,944	85,446
Data processing	108,762	89,778
Professional fees	79,388	76,002
Other expenses	422,901	306,871
	1,686,506	1,105,326

Loss from continuing operations before income taxes	(1,088,316)	(75,795)

Provision for income taxes (Note 9)	-	-
Loss from continuing operations	(1,088,316)	(75,795)

Loss from discontinued operation	-	(15,220)
Net loss	$(1,088,316)	$(91,015)

Basic and dilutive earnings per share:
Loss from continuing operations	$(2.27)	$(0.17)
Loss from discontinued operations	-	(0.04)
Net loss per share	$(2.27)	$(0.21)

See Notes to Consolidated Financial Statements.

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2002 and 2001

	Comprehensive Income (Loss)	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2000		$4,276	$3,939,557	$(1,101,028)	$(20,000)	$(34,401)	$2,788,404
Comprehensive income:
Net loss	$(91,015)	-	-	(91,015)	-	-	(91,015)
Unrealized gain on securities (Note 2)	60,729	-	-	-	-	60,729	60,729
	$(30,286)
Issuance of common stock		519	544,494	-	-	-	545,013
Stock offering costs		-	(325,547)	-	-	-	(325,547)
Restricted stock earned		-	-	-	4,000	-	4,000
Balance, June 30, 2001		4,795	4,158,504	(1,192,043)	(16,000)	26,328	2,981,584
Comprehensive income:
Net loss	$(1,088,316)	-	-	(1,088,316)	-	-	(1,088,316)
Unrealized gain on securities (Note 2)	26,400	-	-	-	-	26,400	26,400
	$(1,061,916)
Restricted stock earned		-	-	-	3,996	-	3,996
Balance, June 30, 2002		$4,795	$4,158,504	$(2,280,359)	$(12,004)	$52,728	$1,923,664

See Notes to Consolidated Financial Statements.

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2002 and 2001

	2002	2001
Cash Flows From Operating Activities
Net loss	$(1,088,316)	$(91,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization and accretion of bond premiums and discounts	62,725	(6,681)
Originations of loans held for sale	(17,116,084)	(7,578,602)
Proceeds from sales of loans held for sale	17,315,998	7,255,570
Securities gains	(62,827)	(51,761)
Provision for loan losses	785,075	57,514
Depreciation	87,654	67,722
Earned stock compensation	3,996	4,000
Other	(36,337)	(37,765)
Net cash used in operating activities	(48,116)	(381,018)

Cash Flows From Investing Activities
Purchases of available-for-sale securities	(15,781,310)	(13,442,750)
Proceeds from maturities of available-for-sale securities	1,588,621	3,818,747
Proceeds from sales of available-for-sale securities	14,262,235	4,372,085
Net (increase) decrease in federal funds sold	2,401,000	(3,133,894)
Net increase in loans	(11,175,082)	(6,792,705)
Purchases of restricted stock	(100,000)	(41,300)
Purchases of premises and equipment	(242,065)	(17,317)
Other	-	67,352
Net cash used in investing activities	(9,046,601)	(15,169,782)

Cash Flows From Financing Activities
Net increase in deposits	6,772,665	14,729,744
Proceeds from notes payable	2,500,000	2,875,000
Payment on notes payable	(100,000)	(1,950,000)
Proceeds from issuance of convertible subordinated notes payable	1,400,000	-
Proceeds from issuance of common stock, net	-	381,091
Net cash provided by financing activities	10,572,665	16,035,835

Increase in cash	1,477,948	485,035

Cash
Beginning	870,133	385,098
Ending	$2,348,081	$870,133

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,899,553	$1,402,138

See Notes to Consolidated Financial Statements.

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                  Summary of Significant Accounting Policies

Nature of business: Northern Star Financial, Inc., is a one-bank holding company. Its wholly owned subsidiary, Northern Star Bank (Bank), is a commercial bank with operations in Mankato and St. Cloud, Minnesota. The Bank provides retail and commercial loan and deposit services principally to customers within 30 miles of the Bank’s locations.

Use of estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Northern Star Financial, Inc., and its wholly owned subsidiary. These entities are collectively referred to herein as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash flows: For purposes of reporting cash flows, cash includes cash on hand and amounts due from banks. Cash flows from loans, federal funds sold, and deposits are reported net.

Available-for-sale securities: Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as a separate component of other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans held for sale: Loans that the Company has the intent to sell in the foreseeable future are carried at the lower of aggregate cost or market value. The market value calculation includes consideration of all open positions. Gains and losses on sales of loans are recognized at trade dates and are determined by the difference between the sales proceeds and the carrying value of the loans. All sales are made without recourse and with servicing released.

Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows or, alternatively, the observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Interest on loans is accrued daily on the outstanding balances. For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful. Interest on these loans is recognized only when actually paid by the borrower if collection of the principal is likely to occur.

Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally by the straight-line method over the estimated useful lives of the assets.

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Salary reduction—SIMPLE IRA plan: The Company provides a salary reduction plan which covers substantially all of the Company’s employees who are eligible as to age and length of service. A participant may elect to make contributions of up to the maximum amount eligible by law. The Company makes contributions of 2 percent of each participant’s compensation and complies with the requirements of the plan agreement.

Fair value of financial instruments: The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, and restricted stock: The carrying amounts reported in the consolidated balance sheet for cash and due from banks, federal funds sold, and restricted stock approximate their fair values.

Securities available for sale: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held for sale: Fair values are based on quoted market prices of similar loans sold on the secondary market.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Deposit liabilities: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Notes payable, other borrowings, and convertible subordinated notes payable: The fair values of the Company’s long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest receivable and payable approximate their fair values.

Off-balance-sheet instruments: Fair values for the Company’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Since the majority of the Company’s off-balance-sheet instruments consist of nonfee-producing, variable-rate loan commitments, the Company has determined they do not have a distinguishable fair value.

Earnings per share: Basic income per share amounts are computed by dividing net income by weighted-average number of common shares outstanding. Common shares issuable upon conversion of subordinated debt (see Note 7) and exercise of stock options (see Note 8) have not been included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Therefore, basic and diluted earnings per share are the same.

Reclassification: Certain of the 2001 amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on net income or stockholders’ equity.

Note 2.                                  Available-for-Sale Securities

Summary of securities:

	June 30, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government corporations and agencies	$1,246,295	$7,302	$(542)	$1,253,055
Mortgage-backed securities	5,263,117	67,914	-	5,331,031
Corporate bonds	501,227	10,693	-	511,920
Mutual fund	2,500,000	2,514	-	2,502,514
	$9,510,639	$88,423	$(542)	$9,598,520

	June 30, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government corporations and agencies	$2,989,196	$10,907	$(157)	$2,999,946
Mortgage-backed securities	6,343,686	46,405	(10,111)	6,379,980
Corporate bonds	247,200	-	(3,164)	244,036
	$9,580,082	$57,312	$(13,432)	$9,623,962

Contractual maturities:

	June 30,2002
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	747,522	761,298
Due after five years through 10 years	1,000,000	1,003,677
	1,747,522	1,764,975

Mortgage-backed securities	5,263,117	5,331,031
Mutual fund	2,500,000	2,502,514
	$9,510,639	$9,598,520

Anticipated maturities on mortgage-backed securities are not readily determinable since they may be prepaid without penalty, and mutual funds do not have stated maturity dates.

Realized gains and losses:

	Years Ended June 30
	2002	2001
Realized gains	$74,911	$51,761
Realized losses	(12,084)	-
	$62,827	$51,761

Pledged securities: Available-for-sale securities with an approximate carrying value of $3,200,000 and $3,100,000 at June 30, 2002 and 2001, respectively, were pledged to secure borrowings and for other purposes as required or permitted by law.

Changes in the unrealized gain (loss) on available-for-sale securities:

	Years Ended June 30
	2002	2001
Balance, beginning	$26,328	$(34,401)
Unrealized gain during the year	106,829	152,976
Less reclassification adjustments for gains realized in net income	(62,827)	(51,761)
Deferred tax effect related to unrealized gain	(17,602)	(40,486)
Balance, ending	$52,728	$26,328

Note 3.                                  Loans

Composition of loans:

	June 30
	2002	2001
Commercial	$6,616,193	$4,903,794
Real estate, construction	2,375,318	2,307,478
Real estate, other	13,336,761	5,291,889
Consumer	11,809,464	10,588,900
Leases	179,995	428,447
	34,317,731	23,520,508

Deferred loan costs, net	180,131	161,166
Less allowance for loan losses	(661,170)	(234,989)
Loans, net	$33,836,692	$23,446,685

Allowance for loan losses:

	Years Ended June 30
	2002	2001
Balance, beginning	$234,989	$181,500
Provision charged to operations	785,075	57,514
Loans charged off	(359,751)	(8,615)
Recoveries	857	4,590
Balance, ending	$661,170	$234,989

Impaired loans: Information about impaired loans as of and for the year ended June 30, 2002, is as follows:

Loans receivable at year-end, all of which have a related allowance for credit losses	$1,838,000
Average impaired loans (based on quarter-end balances)	824,000
Related allowance for credit losses at year-end	441,700
Interest income recognized on impaired loans	56,000

Impaired loans and interest income recognized on impaired loans were insignificant in fiscal 2001.

Note 4.                                  Premises and Equipment

	June 30
	2002	2001
Leasehold improvements	$250,009	$205,653
Furniture and equipment	530,970	333,262
	780,979	538,915

Less accumulated depreciation	245,041	157,388
	$535,938	$381,527

Note 5.                                  Deposits

	June 30
	2002	2001
Demand deposits	$4,574,282	$1,468,846
NOW and money market accounts	7,718,574	3,567,924
Savings deposits	4,533,290	5,570,506
Time certificates, $100,000 or more	4,141,303	3,675,843
Other time deposits	16,037,280	18,533,945
Brokered deposits	2,585,000	-
	$39,589,729	$32,817,064

The scheduled maturities of time deposits are as follows:

Years ending June 30:
2003	$15,673,708
2004	5,020,182
2005	585,123
2006	745,124
2007	739,446
$22,763,583

Note 6.                                  Notes Payable and Other Borrowing

	June 30
	2002	2001
Fixed-rate advances from the Federal Home Loan Bank of Des Moines, interest payable monthly (2.20% to 6.95%), due at varying dates through 2011, secured by securities with a carrying value of $3,200,000 and residential real estate loans with a carrying value of $3,957,000	$4,675,000	$2,775,000
Note payable to a bank, variable interest (5.25% at June 30, 2002) payable quarterly, secured by common stock of Northern Star Bank, matures August 13, 2002	600,000	100,000
	$5,275,000	$2,875,000

In connection with the note payable to bank, the Company has agreed, among other things, to maintain certain financial ratios. The agreement also has restrictions on the payment of dividends and limits future borrowing by the Company.

A $500,000 advance from the Federal Home Loan Bank with a maturity date of October 2010 is callable at various dates beginning in 2003. At June 30, 2002, scheduled maturities, based on contractual maturity dates, of the Company’s borrowings, including convertible subordinated notes payable (see Note 7), were as follows:

Years ending June 30:
2003	$3,150,000
2004	2,225,000
2005	500,000
2006	-
2007	100,000
2008	-
Thereafter	700,000
$6,675,000

Note 7.                                  Convertible Subordinated Notes Payable

The Company has completed two issuances of three-year, unsecured convertible subordinated notes payable. The holders of the notes have the right to convert at any time prior to maturity all or any part of the notes into shares of common stock of the Company at the conversion rate. The conversion rate is adjustable if the number of outstanding shares changes. A summary of the convertible subordinated notes payable follows:

	First Issue	Second Issue
Total authorized	$1,000,000	$500,000
Principal outstanding	1,000,000	400,000
Interest rate	8.0%	7.0%
Maturity date	August 2004	June 2005
Conversion rate (per share)	$10.50	$9.00

Note 8.                                  Stock Options

The Company has established an equity incentive plan for the purpose of attracting and retaining employees, motivating employees to achieve performance goals, and enabling the participants to share in the long-term success of the Company. The plan provides a means for the Company to provide incentive stock options and nonqualified stock options to employees and directors.

Incentive stock options may be granted during the 10-year period from the effective date of the plan (August 1998). The option price of incentive stock options shall not be less than 100 percent of the fair value of the common stock as of the grant date, and the term of options is determinable by the administrator of the plan, not to exceed 10 years. In the event the participant owns greater than 10 percent of all outstanding voting stock, the option price shall not be less than 110 percent of the fair value of the common stock as of the grant date, and the term of options is limited to five years. The administrator determines the date the options become exercisable.

Nonqualified stock options may be granted until the plan is discontinued or terminated by the Board of Directors. The option price of nonqualified stock options shall be 100 percent of the fair value of the common stock as of the grant date. The administrator determines the term of the options granted and the date the options become exercisable.

The plan provides for an automatic nonqualified option grant for each nonemployee director who was a director on the date the plan was adopted or the date the director is elected to the Board. Each director who is reelected will automatically be granted nonqualified options to purchase 3,000 shares.

A total of 116,700 shares of common stock have been reserved under the plan, leaving 20,900 shares available for grant. In addition, outside the plan, the Company granted to its organizing directors options to purchase 30,800 shares.

The Company has elected to account for the options under the provisions of APB Opinion No. 25 and related interpretations. Options granted in fiscal 2002 and 2001 had an exercise price approximating fair value at the date of grant; therefore, no compensation cost has been recognized for these grants. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net loss (and loss per share) would have been increased to:

Years Ended June 30	Net Loss	Loss Per Share
2002	$(1,135,338)	$(2.37)
2001	(171,333)	(0.39)

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2002 and 2001, respectively: dividend rate of zero percent for all years; risk-free interest rates of 5.34 and 5.31 percent, respectively; expected lives of five years in both 2002 and 2001; and expected price volatility of 81 and 39 percent, respectively.

A summary of the stock option activity is as follows:

	Options	Exercise Price Per Share
Balance, June 30, 2000	79,600	$10.00 - 10.50
Granted	25,000	8.47
Balance, June 30, 2001	104,600	8.47 - 10.50
Granted	22,000	6.50
Balance, June 30, 2002	126,600	$6.50 - 10.50

The outstanding options have a weighted-average exercise price of $9.19 and a weighted-average contractual remaining life of 7.40 years. At June 30, 2002, 114,167 options with a weighted-average exercise price of $9.32 were exercisable.

Note 9.                                  Income Taxes

The cumulative tax effects of the primary temporary differences are shown in the following table:

	June 30
	2002	2001
Deferred tax assets:
Loan loss allowances	$268,000	$94,000
Net operating loss carryover	708,000	405,000
Other	37,000	50,000
	1,013,000	549,000

Less valuation allowance	(872,000)	(471,000)
	141,000	78,000

Deferred tax liabilities:
Propery and equipment	25,000	13,000
Unrealized gain on available-for-sale securities	35,000	18,000
Deferred loan fees and costs	81,000	65,000
	141,000	96,000
Net deferred tax asset (liability)	$-	$(18,000)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) as follows:

	Years Ended June 30
	2002	2001
Computed "expected" tax expense (benefit)	$(380,000)	$(30,945)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(69,000)	(6,371)
Other	13,000	6,275
Change in valuation allowance	436,000	31,041
	$-	$-

At June 30, 2002 the Company has a cumulative net operating loss carryover for tax purposes of approximately $1,700,000 and it will begin to expire in 2019.

Note  10.        Commitments and Credit Risk

Financial instruments with off-balance-sheet risk: The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of the instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. These commitments were as follows:

	June 30
	2002	2001
Undisbursed lines of credit	$4,285,000	$3,139,000

Undisbursed lines of credit: Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the lines of credit will not be fully drawn upon and some may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. If deemed necessary upon extension of credit, the amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Lease commitments: The Company leases its banking facilities in Mankato and St. Cloud from related parties under operating agreements that expire in 2009 and 2012, respectively (see also Note 13). The following is a schedule of approximate future minimum base rental payments under these leases:

Years ending June 30:
2003	$120,000
2004	123,000
2005	127,000
2006	132,000
2007	143,000
Thereafter	385,000
$1,030,000

Financial instruments with concentrations of credit risk:

Concentration over insured limits: The nature of the Bank’s business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Concentration by geographic location: The Bank makes commercial, real estate, and consumer loans to its customers primarily in the Bank’s primary trade areas of Mankato and St. Cloud, Minnesota. Although the Bank’s loan portfolio is diversified, a substantial portion of the Bank’s customers’ ability to honor their contracts is dependent upon the local business economy, which is taken into consideration by management in determining the allowance for loan losses.

Note 11.                           Stockholders’ Equity Matters

Warrants: On October 9, 1998, the Company entered into an agency agreement for services to sell the Company’s common stock. The agent was compensated, in part, with warrants to acquire 10,000 shares of the Company’s stock at $12.00 per share at any time prior to October 9, 2003.

On April 11, 2001, the Company entered into an agency agreement for services to sell the Company’s common stock. The agent was compensated, in part, with warrants to acquire 5,190 shares of the Company’s stock at $12.60 per share anytime during the time period of April 11, 2002 to April 11, 2006.

Unearned stock compensation: On December 22, 1999, the Company granted its chief executive officer a restricted stock award of 2,000 shares of the Company’s common stock. The shares are subject to a vesting period ranging from three to five years. The earned compensation, measured by the quoted price of the stock on the award date ($10 per share), is shown as a separate reduction of stockholders’ equity. The unearned compensation will be accounted for as expense over the vesting period.

Note 12.                           Benefit Plan

Salary reduction—SIMPLE IRA: Company contributions to the plan were $12,000 and $7,400 in 2002 and 2001, respectively.

Note 13.                           Loans and Other Transactions With Related Parties

Shareholders of the Company, executive officers, and directors, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of and had other transactions with the Bank in the ordinary course of business. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with nonrelated parties.

Loans: Total loans to related parties were approximately $3,957,000 and $1,233,000 at June 30, 2002 and 2001, respectively.

Deposits: Total deposits by related parties were approximately $6,144,000 and $4,227,000 at June 30, 2002 and 2001, respectively.

Convertible subordinated notes payable: Convertible subordinated notes payable totaling $1,050,000 are issued to related parties at June 30, 2002.

Leases: The Company leases its offices from entities in which certain directors of the Company have a significant ownership interest (see also Note 10). These leases are accounted for as operating leases. Expense from these leases approximated $117,000 and $78,000 in 2002 and 2001, respectively.

Note 14.                           Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the Bank’s primary federal regulatory agency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2002, the most recent notification from the Bank’s primary regulator (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

As a result of the litigation matters (see Note 17), the Federal Deposit Insurance Corporation (FDIC) placed a memorandum of understanding (MOU) on the Bank effective January 23, 2002. The MOU generally requires the Bank to develop certain plans to more effectively analyze concerned areas in the Bank. It also places restrictions on the Bank to maintain a Tier 1 leverage capital ratio of not less than 8 percent. The Bank must also prepare progress reports as requested by the regional director of the FDIC. At June 30, 2002, the Company believes it is in substantial compliance with the MOU.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2002:
Total capital (to risk-weighted assets):
Northern Star Bank	$4,298,000	11.5%	$2,990,000	>= 8.0%	$3,737,000	>= 10.0%
Tier I capital (to risk-weighted assets):
Northern Star Bank	$3,827,000	10.2%	$1,496,000	>= 4.0%	$2,245,000	>= 6.0%
Tier I capital (to average assets):
Northern Star Bank	$3,827,000	8.7%	$1,760,000	>= 4.0%	$2,199,000	>= 5.0%

*This capital requirement was modified by the MOU described above.

Banking regulations restrict the amount of dividends that may be paid by the Bank without prior approval of bank supervisory authorities.

Note 15.                           Fair Values of Financial Instruments and Interest Rate Risk

The estimated fair values of the Bank’s financial instruments were as follows:

	June 30, 2002		June 30, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,348,081	$2,348,081	$870,133	$870,133
Federal funds sold	1,037,000	1,037,000	3,438,000	3,438,000
Securities	9,598,520	9,598,520	9,623,962	9,623,962
Investment in FHLB stock	238,800	238,800	138,800	138,800
Loans held for sale	625,735	625,735	825,649	825,649
Loans	33,836,692	34,673,000	23,446,685	23,798,000
Accrued interest receivable	272,636	272,636	357,301	357,301
Financial liabilities:
Deposits	39,589,729	40,121,000	32,817,064	33,012,000
Notes payable and other borrowing	5,275,000	5,300,000	2,875,000	2,813,431
Convertible subordinated notes payable	1,400,000	1,421,000	-	-
Accrued interest payable	321,546	321,546	414,099	414,099

Interest rate risk: The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed-rate obligations are less likely to prepay in a rising-rate environment and more likely to prepay in a falling-rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising-rate environment and less likely to do so in a falling-rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 16.                           Parent Only Condensed Financial Information

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30
Assets	2002	2001
Cash on deposit with subsidiary bank	$71,993	$20,178
Investment in subsidiary	3,879,824	3,065,215
	$3,951,817	$3,085,393

Liabilities and Stockholders' Equty

Note payable to bank	$600,000	$100,000
Convertible subordinated notes payable	1,400,000	-
Other liabilities	28,153	3,809
	2,028,153	103,809

Stockholders' equity	1,923,664	2,981,584
	$3,951,817	$3,085,393

CONDENSED STATEMENTS OF INCOME

	Years Ended June 30
	2002	2001
Interest income	$8,505	$1,586
Equity in undistributed income (loss) of subsidiary	(811,791)	104,215
	(803,286)	105,801

Interest expense	110,631	-
Noninterest expense	174,399	196,816
	285,030	196,816

Loss before income taxes	(1,088,316)	(91,015)

Income tax expense (benefit)	-	-
Net loss	$(1,088,316)	$(91,015)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30
	2002	2001
Cash flows from operating activities:	$(1,088,316)	$(91,015)
Net loss
Adjustments:
Equity in undistributed (income) loss of subsidiary	811,791	(104,215)
Earned stock compensation	3,996	4,000
Other	24,344	57,549
	(248,185)	(133,681)
Cash flows from investing activities:
Capital contributed to subsidiary bank	(1,600,00)	(400,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	381,091
Proceeds from issuance of convertible subordinated notes payable	1,400,000	-
Proceeds from notes payable and other borrowing	500,000	100,000
	1,900,000	481,091

Net increase (decrease) in cash	51,815	(52,590)

Cash, beginning	20,178	72,768
Cash, ending	$71,993	$20,178

Note 17.                           Litigation Matters

There are three asserted claims currently outstanding against the Company. They all relate to issues arising out of the tenure of one of the initial investors, who also served as a Board member and was the former CFO of the Company (the Former CFO).

A summary of the three claims follows:

Catalytic Combustion 401(k) Plan vs. Northern Star Financial, Inc.: During the Former CFO’s tenure as CFO and Board member of Northern Star Financial, Inc., the Former CFO, who also owned an interest in Catalytic Combustion, used his influence, it is asserted, to compel the Catalytic Combustion 401(k) Plan to purchase an investment in Northern Star Financial, Inc., common stock in the amount of approximately $300,000. The investment subsequently deteriorated in value, and the trustees of the 401(k) plan now seek to rescind the initial investment, alleging the securities were not properly registered, and compel the Company to reimburse the 401(k) plan for its losses plus interest and expenses. The Company believes the claim is without merit and intends to vigorously defend themselves in this action.

Bridge Lenders, LLC vs. Northern Star Bank: This matter relates to loans originally totaling approximately $2,400,000 made by Northern Star Bank to members of Bridge Lenders, LLC, during the Former CFO’s term with the Company. The loan proceeds were reportedly invested in Bridge Lenders, LLC, who subsequently invested the funds in Phenix Biocomposites, a company for which the Former CFO was also a Board member. Phenix Biocomposites has since experienced significant financial difficulties, and therefore the investments in Phenix Biocomposites may be of little or no value. The plaintiffs claim the Bank had a fiduciary duty to the plaintiffs because of the Former CFO’s dual role, and that the Bank violated this duty when the Former CFO allegedly provided false information to members of Bridge Lenders, LLC, regarding business matters of Phenix Biocomposites. At this time, the amount of the claim is unspecified but appears to be tied to the amount of the original investment of $2,400,000 by Bridge Lenders, LLC, in Phenix Biocomposites. As of June 30, 2002, the principal amount outstanding to claimants in this matter approximates $1,360,000. These loans are considered by management to be impaired, and a specific reserve relating to these loans approximating $200,000 has been included in the allowance for loan losses.

Trustee in bankruptcy for Former CFO vs. Northern Star Financial, Inc.: The Company made certain loans to the Former CFO during his tenure at the Company. These loans are collateralized by securities owned by the Former CFO. The Former CFO subsequently filed for bankruptcy. The Bankruptcy court claims that since certain of the collateral was conveyed to the Bank within one year of the Former CFO’s filing for bankruptcy and the Former CFO was an insider, they are preferential transfers and must be reversed. The effect of a successful outcome by the Bankruptcy court would increase the risk of loss to the Company on the loans to the Former CFO. As of June 30, 2002, the principal balance of loans outstanding approximates $475,000. These loans are considered by management to be impaired, and a specific reserve relating to these loans approximating $237,000 has been included in the allowance for loan losses.

General: Each of the three litigation matters is in the early stages of discovery, and therefore neither management nor the Company’s legal counsel can determine the likelihood of loss or an estimated amount. Accordingly, no accrual, other than certain specific reserves for loan losses noted above, has been made for potential losses related to any of these claims.

Each of the suits is significant to the Company and could have a detrimental impact on the future of the Company. A significant loss could result in the Company falling below the minimum regulatory capital requirements. Failure to meet minimum regulatory requirements can initiate certain mandatory and possible discretionary actions by the regulators that, if taken, could have a direct material adverse effect on the Company’s consolidated financial statements.

The Company’s plan with regards to these potential losses is to raise additional equity capital to fund operations, should the need arise. There is, however, no assurance that the Company would be successful in raising additional capital should the need arise.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in Form 10-KSB for fiscal year ended June 30, 2001.

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of the executive officers of the Registrant and their positions and offices held are as follows:

Name	Age	Position with Company
Thomas P. Stienessen	56

Chief Executive Officer, President and a Director of the Registrant since its formation.  From January 1991 to January 1998, Chief Executive Officer and President of SGL, Inc., a holding company for Family Bank, and Chairman, Chief Executive Officer, President and a Director of Family Bank.

Dean M. Doyscher	57

Chief Financial Officer, Treasurer and Secretary of the Registrant since August 29, 2001, and a Director of the Registrant since formation.  Owner/Partner of Security Management and Realty, an owner and manager of commercial property, since 1978.

The information required by Item 9 relating to directors, family relationships and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, which appear in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 10.               EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the Registrant’s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section labeled “Shareholdings of Principal Shareholders and Management,” which appears in the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the section labeled “Certain Transactions” which appears in the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibits are numbered in accordance with Item 601 of Regulation S-B.  See “Exhibit Index” immediately following the signature page of this Form 10-KSB.

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the last fiscal quarter of the Registrant’s 2002 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Dated: September 20, 2002	By:	/s/ Thomas P. Stienessen
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

Signature and Title	Date

/s/ Thomas P. Stienessen	September 20, 2002
Thomas P. Stienessen, President, Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Dean M. Doyscher	September 20, 2002
Dean M. Doyscher, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Robert H. Dittrich	September 20, 2002
Robert H. Dittrich, Director

/s/ Gerald W. Eick	September 20, 2002
Gerald W. Eick, Director

/s/ James H. Illies	September 20, 2002
James H. Illies, Director

/s/ Steven A. Loehr	September 20, 2002
Steven A. Loehr, Director

/s/ Michael P. Reynolds	September 20, 2002
Michael P. Reynolds, Director

/s/ Thomas J. Reynolds	September 20, 2002
Thomas J. Reynolds, Director

CERTIFICATION

                I, Thomas P. Stienessen, Chief Executive Officer of Northern Star Financial, Inc., certify that:

                1.             I have reviewed this annual report on Form 10-KSB of Northern Star Financial, Inc.;

                2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

                3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                Date:       September 20, 2002.

/s/ Thomas P. Stienessen
Thomas P. Stienessen
Chief Executive Officer

CERTIFICATION

                I, Dean M. Doyscher, Chief Financial Officer of Northern Star Financial, Inc., certify that:

                1.             I have reviewed this annual report on Form 10-KSB of Northern Star Financial, Inc.;

                2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

                3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                Date:       September 20, 2002.

/s/ Dean M. Doyscher
Dean M. Doyscher
Chief Financial Officer

NORTHERN STAR FINANCIAL, INC.

EXHIBIT INDEX TO FORM 10-KSB

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

3.2	By-Laws, as amended to date. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2, Reg. No. 333-61655)*

10.1

Lease Agreement between Northern Star Bank (the “Bank”) and Colonial Square Partners relating to the space located at 1650 Madison Avenue, Mankato, Minnesota.  (Incorporated by reference to Exhibit 6.1 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.2**	Employment Agreement between the Bank and Thomas P. Stienessen. (Incorporated by reference to Exhibit 6.2 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.3**

1998 Equity Incentive Plan, including specimen of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.  (Incorporated by reference to Exhibit 6.5 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.4**

Form of Nonqualified Stock Option Agreement governing options granted to Organizers.  (Incorporated by reference to Exhibit 6.6 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.5	Lease Agreement between Northern Star Bank (the “Bank”) and Five Star Properties of St. Cloud, LLC relating to the space located at 300 East St. Germain Street, St. Cloud, Minnesota.

10.6	Form and amounts of Convertible Subordinated Unsecured Notes issued by the Registrant to certain of its directors in July and August, 2001.

10.7	Form and amounts of Convertible Subordinated Unsecured Notes issued by the Registrant to certain of its directors in June, 2002.

11	Statement re: Computation of Earnings Per Share (included in Notes to Financial Statements)

21	Subsidiaries of the Registrant:

	Name	State of Organization
	Northern Star Bank, Inc.	Minnesota

24	Power of Attorney from Certain Directors (See Signature Page)

______________________________

*    Incorporated by reference - Commission File No. 000-25231 unless otherwise indicated.

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.