Form 10QSB
period 2002-09-30
NORTHERN STAR FINANCIAL INC
filed 2002-11-15
CIK 1068179

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share

Outstanding shares at November 7, 2002:  479,506

Northern Star Financial, Inc. and Subsidiary

Index to Form 10-QSB

September 30, 2002

PART I.

FINANCIAL INFORMATION

Item 1.	Summary Financial Data

Consolidated Statements of Financial Condition at September 30, 2002 (unaudited) and June 30, 2002 (audited)

Unaudited Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001

Unaudited Consolidated Statement of Cash Flows for the three months ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Default upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1.        SUMMARY OF FINANCIAL DATA

Northern Star Financial, Inc. Summary of Financial Data

The following table summarizes certain historical financial data of Northern Star Financial, Inc. and its subsidiary on a consolidated basis as of and for the three months ended September 30, 2002 and 2001.  You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	As of or for the Three Months Ended September 30,
	2002	2001
Statement of Income:
Interest income	$743,537	$686,788
Interest expense	404,486	507,565
Net interest income	339,051	179,223
Provision for loan losses	21,000	294,400
Other non-interest income	153,236	62,028
Non-interest expense	510,513	342,656
Income (loss) before income tax expense	(39,226)	(395,805)
Income tax expense (benefit)	—	—
Net income (loss)	$(39,226)	$(395,805)
Balance Sheet:
Assets	48,803,383	42,549,313
Allowance for loan losses	680,786	528,801
Deposits	40,002,850	34,636,513
Shareholders’ equity	1,888,584	2,644,401

Per Share Data:
Net income (loss) - basic	$(0.08)	$(0.83)
Net income (loss) - diluted	$(0.08)	$(0.83)
Book value	3.94	5.51

Other Data
Average shares outstanding - basic	479,506	479,506
Average shares outstanding - diluted	479,506	479,506

Financial Ratios:
Average equity to average assets	3.91%	6.21%
Return on average assets	(0.08)%	(0.97)%
Return on average stockholders’ equity	(2.06)%	(14.04)%
Net interest margin	2.97%	1.83%
Tier 1 leverage ratio	8.01%	9.07%
Tier 1 capital to risk-weighted assets	10.91%	12.21%
Total capital to risk-weighted assets	12.16%	13.47%

Asset Quality Ratios:
Nonperforming assets to total assets	4.10%	0.36%
Nonperforming assets to total loans and and other real estated owned	5.69%	0.36%
Allowance for loan losses to total loans	1.94%	2.04%

Northern Star Financial, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2002	June 30, 2002
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$1,699,822	$2,348,081
Federal funds sold	3,330,000	1,037,000
Securities available for sale, at fair value	6,284,002	9,598,520
FHLB and UBB stock, as cost	283,800	238,800
Loans held for sale	1,822,270	625,735
Loans receivable, net of allowance for loan and lease losses of $680,786 and $661,170	34,497,131	33,836,692
Property and equipment, net of depreciation	537,896	535,938
Accrued interest receivable and other assets	348,462	351,771
Total Assets	$48,803,383	$48,572,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Demand deposits	$4,485,823	$4,574,282
NOW and money market	8,431,163	7,718,574
Savings	4,423,401	4,533,290
Time deposits	22,662,463	22,763,583
Total deposits	40,002,850	39,589,729
Notes Payable and other borrowings	4,975,000	5,275,000
Convertible subordinated notes payable	1,500,000	1,400,000
Accrued interest payable and other	436,949	384,144
Total Liabilities	46,914,799	46,648,873

Shareholders’ Equity:
Common Stock, $.01 par value, 15,000,000 shares authorized; 479,506 shares issued	4,795	4,795
Undesignated stock, par value $.01 per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,158,504	4,158,504
Accumulated deficit	(2,319,585)	(2,280,359)
Unearned stock compensation	(11,004)	(12,004)
Accumulated other comprehensive income (loss)	55,874	52,728
Total Shareholders’ Equity	1,888,584	1,923,664
Total Liabilities and Shareholders Equity	$48,803,383	$48,572,537

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Operations

	For the Three Months Ended September 30,
	2002	2001
Interest income
Loans receivable	$635,156	$498,126
Securities available for sale	97,276	148,293
Federal funds sold	11,105	40,369
Total interest income	743,537	686,788

Interest expense
Deposits	323,303	444,011
Borrowed funds	81,183	63,554
Total interest expense	404,486	507,565

Net interest income	339,051	179,223
Provision for loan losses	21,000	294,400

Net interest income after
provision for loan loss	318,051	(115,177)

Noninterest income
Other fees and service charges	44,425	28,313
Gain on sale of securities	3,125	4,508
Gain on sale of loans	105,686	29,207
Total noninterest income	153,236	62,028

Noninterest expense
Compensation and employee benefits	221,705	159,369
Board fees	23,000	20,000
Occupancy	39,873	35,470
Legal and accounting	75,558	6,538
Printing & supplies	21,502	20,947
Property and equipment depreciation	17,873	16,691
Data processing	31,939	19,538
Other	79,063	64,103
Total noninterest expense	510,513	342,656

Loss Before Income Tax Benefit	(39,226)	(395,805)
Income Tax Benefit	—	—

Operating Loss	(39,226)	(395,805)

Net Loss	$(39,226)	$(395,805)

Net Loss per Common Share

Basic (loss) per share of common stock	$(0.08)	$(0.83)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net (loss)	$(39,226)	$(395,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,998	19,409
Provision for loan losses	21,000	294,400
Net amortization and accretion of premium and discounts	505	4,467
Deferred loan fees and costs, net	21,310	(16,636)
Earned stock compensation	1,000	1,000
Gain on sale of available for sale securities	(3,125)	(4,508)
(Increase) decrease in:
Loans held for sale	(1,196,535)	(191,569)
Accrued interest receivable	(2,446)	(16,655)
Other assets	15,633	(4,327)
Increase (decrease) in:
Accrued interest payable and other liabilities	50,708	4,420
Net cash provided by (used in) operating activities	(1,110,178)	(305,804)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,000,000)	(4,021,488)
Proceeds from maturities of available-for-sale securities	500,000	743,820
Proceeds from sales of available-for-sale securities	3,822,381	997,500
Purchase of FHLB & UBB stock	(45,000)	(20,000)
Net (increase) decrease in Federal Funds Sold	(2,293,000)	—
Loan origination’s and principal payments on loans, net	(712,627)	(2,258,783)
Purchase of property and equipment	(22,956)	(208,326)
Net cash provided by (used in) investing activities	248,798	(4,767,277)

Cash flows from financing activities:
Net increase in non-interest bearing demand and savings deposit accounts	514,241	2,123,516
Net (decrease) increase in time deposits	(101,120)	(304,067)
Proceeds from borrowings	(200,000)	1,900,000
Net cash provided by (used in) financing activities	213,121	3,719,449
Net increase (decrease) in cash and cash equivalents	(648,259)	(1,353,632)
Cash and cash equivalents, beginning	2,348,081	4,308,133
Cash and cash equivalents, ending	$1,699,822	$2,954,501

Supplemental disclosure of cash flow information:
Cash paid for interest	$365,126	$512,592

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (Unaudited)

Note 1: PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three month period ended September 30, 2002 include the accounts of Northern Star Financial, Inc. (the “Company”) and its wholly owned subsidiary Northern Star Bank (the “Bank”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 2002 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in their annual report as of and for the year ended June 30, 2002.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included.  The results of operations for the three month periods ended September 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 3: EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.  For the three month periods ended September 30, 2002 and 2001 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 479,506. Potential common shares related to stock options, warrants, and convertible subordinated notes payable were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Note 4: COMPREHENSIVE (LOSS)

	For the Three Months Ended September 30,
	2002	2001
Accumulated comprehensive (loss) is composed of the following:

Unrealized Gains (Losses) on Securities
Beginning balance	$52,728	$26,328
Current-period change net of tax	3,146	57,622
Ending balance	55,874	$83,950

Comprehensive (Loss) consists of the following:
Net loss	$(39,226)	$(395,805)
Other comprehensive income	3,146	57,622
Comprehensive (loss)	$(36,080)	$(338,183)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Northern Star Financial, Inc. is the bank holding company of Northern Star Bank (the “Bank”). Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

This report contains “forward-looking statements” as defined in section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Many factors could cause the actual results, amounts or events to differ materially from those we expect to achieve or occur, such as changes in competition, market interest rates, economic conditions and regulations. Although we have based our plans and projections on certain assumptions, there can be no assurances that its assumptions will be correct, or that its plans and projections can be achieved.

Financial Condition

Our total consolidated assets at September 30, 2002 were $48.80 million compared to $48.57 million at June 30, 2002, an increase of $230,846.  Net loans receivable increased $660,439 during the first three months of fiscal year 2003.  Real estate loans increased $2.87 million to $19.20 million at September 30, 2002, and business and consumer loans decreased $922,695. Investment securities decreased $3.32 million, from $9.60 million at June 30, 2002 to $6.28 million at September 30, 2002.  Federal Funds sold increased $2.29 million to $3.33 million at September 30, 2002.

Our total consolidated liabilities at September 30, 2002 were $46.91 million compared to $46.65 million at June 30, 2002, a $265,926 increase.  Deposits at September 30, 2002 were $40.00 million compared to $39.59 million at June 30, 2002, an increase of 1.04% or $413,121.  During the first three months of fiscal year 2003, non-interest bearing deposits decreased to $4.49 million, while interest bearing deposits increased $501,580 to $35.52 million.  Notes payable and other borrowings decreased $300,000 to $4.98 million at September 30, 2002 compared to $5.28 million at June 30, 2002.

The bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its total risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however, all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.

Northern Star Bank exceeded its minimum regulatory capital ratios.  As of September 30, 2002 the capital ratios were as follows:

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provision
Total Capital (to Risk Weighted Assets)	12.16%	8.00%	10.0%
Tier I Capital (to Risk Weighted Assets)	10.91%	4.00%	6.00%
Leverage Ratio Tier 1 Capital (to Average Assets)	8.01%	4.00%	5.00%

Liquidity and Capital Resources

Liquidity management involves monitoring The Bank’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Cash and assets which are readily marketable, which can be pledged, or which will mature in the near future provide asset liquidity. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in The Bank’s market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.  Management expects to meet its liquidity needs with available cash and federal funds sold, including both interest and noninterest-bearing balances; maturities of investment securities in the 12 months following September 30, 2002; the repayment of loans; growth in deposits; and, borrowing against approved lines of credit.

Short-term investments, which consist of federal funds sold and mutual funds, and interest-bearing deposits, were $38.85 million at September 30, 2002, as compared to $36.05 million at June 30, 2002. These funds are a primary source of the Bank’s liquidity and are generally invested in an interest earning capacity on an overnight basis.

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

Results of Operations

The net loss for the quarter ended September 30, 2002, was $39,266 as compared with the $395,805 recorded in the same period of the fiscal year ending June 30, 2002.

Interest Income and Expense

Interest income was $743,537 and $686,788 for the three months ended September 30, 2002 and 2001, respectively. The increase in interest income of $56,749, or 8.26%, in the first quarter of 2003 over the same period of 2002 is due to higher levels of earning assets and the change in mix of assets.

Interest expense was $404,486 and $507,565 for the three months ended September 30, 2002 and 2001, respectively. The decrease in interest expense of $103,079, or 20.31%, in the first quarter of fiscal year 2003 over the same period of 2002 is due to the decreased in interest rates.

Net interest income before provision for credit losses was $339,051 and $179,223 for the three months ended September 30, 2002 and 2001, respectively. The net interest margin for the first quarter of 2003 was 2.97% as compared with the net interest margin in 2002 of 1.83%, an increase of 114 basis points. The loan-to-deposit ratio for the three months ended September 30, 2002, increased to approximately 92% from 88% at June 30, 2002.

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

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

At September 30, 2002, we had loans totaling approximately $1,557,000 classified as substandard and approximately $475,000 in loans classified as doubtful or loss.  There was $2.00 million of impaired loans as of September 30, 2002.

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

At September 30, 2002, the allowance for credit losses amounted to $680,786, or 1.94% of outstanding loans receivable.  At September 30, 2001, the allowance for credit losses amounted to $294,400, or 2.04% of outstanding loans. Our provision for credit losses was $21,000 and $294,400 for the three months ended September 30, 2002 and 2001, respectively.

Noninterest Income and Expense

Total other income increased to $153,236 for the three months ended September 30, 2002, compared to $62,028 for the three months ended September 30, 2001. The growth in the amount of residential mortgage loans originated and sold in the secondary market and in the number of deposit and loan accounts subject to service fees has contributed to this favorable trend.

Total other expenses increased to $510,513 for the three months ended September 30, 2002, compared to $342,656 for the three months ended September 30, 2001. This increase of $167,857, or 48.99%, reflects the expansion of banking operations as well as the overall growth of the Bank.

Provision for Income Taxes

Our effective tax rate was 0% for the three month periods ended September 30,

2002, and 2001 because the expected future tax benefit of the net operating loss is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

Convertible Subordinated Unsecured Notes

In July and August 2001, we raised $1 million through the sale of convertible subordinated unsecured notes, and from June to August, 2002 the Company raised an additional $500,000 through the sale of similar notes.  The notes were issued for a three-year term and bear interest at the rate of eight percent per annum (as to the 2001 notes) and seven percent per annum (as to the 2002 notes), payable quarterly.  Investors in the notes were granted the right to convert their investment into shares of Northern Star Financial, Inc. common stock any time prior to maturity at the rate of $10.50 per share (as to the 2001 notes) and $9.00 per share (as to the 2002 notes). Related parties (directors) purchased $600,000 of these notes.

AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth, for the three months ended September 30, 2002 and 2001, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For the Three Months Ended
	September 30, 2002				September 30, 2001
	Average Balance		Interest	Average Yield or Rates	Average Balance		Interest	Average Yield or Rates
Assets
Loans receivable	$35,091,506		$635,156	7.24%	$24,404,877		$498,126	8.16%
Investment securities	7,993,644		97,276	4.87%	10,219,539		148,293	5.80%
Federal funds sold	2,578,245		11,105	1.72%	4,519,412		40,369	3.57%
Total interest-earning assets	45,663,395		743,537	6.51%	39,143,828		686,788	7.02%
Non-interest-earning assets	3,375,144				1,722,433
Total assets	$49,038,539				$40,866,261
Liabilities and Stockholders’ Equity
Interest Bearing Deposits	$35,866,133		323,303	3.61%	$32,191,777		444,011	5.52%
Other liabilities	6,732,860		81,183	4.82%	3,892,778		63,554	6.53%
Total interest-bearing liabilities	42,598,993		404,486	3.80%	36,084,555		507,565	5.63%
Non-interest-bearing liabilties	4,540,375				1,961,921
Total liabilities	47,139,368				38,046,476
Stockholders’ Equity	1,899,171				2,819,785
Total liabilites and stockholders’ equity	$49,038,539				$40,866,261
Net Interest Spread				2.71%				1.39%
Net Interest Income/Margin			$339,051	2.97%			$179,223	1.83%

Ratio of average interest-earning assets assets to average interest-bearing liabilities	1.07	x			1.08	x

INVESTMENT PORTFOLIO

Contractual maturities and yields on our investments (all available for sale) are summarized in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2002
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield

U.S. Agencies	$—	0.00%	$250,573	4.63%	$503,948	4.37%	$—	0.00%	$754,521	4.46%
Mortgage-back securities	11,768	7.01%	—	0.00%	487,551	5.78%	4,524,107	5.95%	5,023,426	5.94%
Corporate Bonds	—	0.00%	506,055	6.06%	—	0.00%	—	0.00%	506,055	6.06%
	$11,768	7.01%	$756,628	5.59%	$991,499	5.06%	$4,524,107	5.95%	$6,284,002	5.77%

LOAN PORTFOLIO

Total gross loans outstanding at September 30, 2002 and June 30, 2002, including loans held for sale, was $36,851,244 and $34,943,466, respectively.

The following table summarizes the composition of the loan portfolio as of September 30, 2002 and June 30, 2002:

	September 30, 2002		June 30, 2002
	Amount	% of Total	Amount	% of Total

Commercial & Agricultural	$6,133,651	16.64%	$6,616,193	18.93%
Real Estate - construction	2,739,512	7.43%	2,375,318	6.80%
Real Estate - mortgages	16,466,233	44.68%	13,962,496	39.96%
Consumer Loans	11,369,311	30.85%	11,809,464	33.80%
Lease Financing	142,537	0.40%	179,995	0.51%
Total loans	$36,851,244	100.00%	$34,943,466	100.00%
Net Deferred Loans fees/(costs)	148,943		180,131
Less: Allowance for Loan Loss	(680,786)		(661,170)
Total Net Loans	$36,319,401		$34,462,427

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.  Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties.  The following table summarizes loan maturities, by type at September 30, 2002 and June 30, 2002.

	As of September 30, 2002
	One Year or Less	After One but within Five Years	After Five Years	Total

Commercial & Agricultural	$2,350,751	$2,173,327	$1,609,573	$6,133,651
Real Estate - construction	2,000,166	739,346	—	$2,739,512
Real Estate - mortgages	835,971	11,617,143	4,013,119	$16,466,233
Consumer Loans	3,296,411	7,243,218	829,682	$11,369,311
Lease Financing	33,514	109,023	—	$142,537
Total	$8,516,813	$21,882,057	$6,452,374	$36,851,244

Loans maturing after one year with
Fixed Interest Rate	$23,515,518
Floating Interest Rates	$4,818,913

	As of June 30, 2002
	One Year or Less	After One but within Five Years	After Five Years	Total

Commercial Agricultural	$2,728,795	$2,252,871	$1,634,527	$6,616,193
Real Estate - construction	2,295,594	9,126,974	2,539,928	13,962,496
Real Estate - mortgages	2,108,064	267,254	—	2,375,318
Consumer loans	3,169,551	7,367,969	1,271,944	11,809,464
Lease Financing	51,438	128,557	—	179,995
Total	$10,353,442	$19,143,625	$5,446,399	$34,943,466

Loans maturing after one year with
Fixed Interest Rate	$20,555,588
Floating Interest Rates	$4,034,436

PROVISION AND ALLOWANCE FOR LOAN LOSSES

We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.

                At September 30, 2002, the allowance for loan losses was $680,786 or 1.94% of $35,177,917 in loan receivables (net of loans held for sale). The provision for loan losses was made primarily as a result of management’s assessment of impaired loans and general loan loss risk as our loan portfolio increases.

	Three Months Ended September 30, 2002	Year Ended June 30, 2002

Balance at Beginning of Period	$661,170	$234,989
Charge-offs	(1,384)	(359,751)
Recoveries	—	857
Net Charge Offs	(1,384)	(358,894)
Provision charged to operations	21,000	785,075

Balance at End of Period	$680,786	$661,170

Ratio of net charge-offs during the period
to average loans outstanding during the period	0.00%	1.22%

At September 30, 2002 and June 30, 2002 the allowance was allocated as follows:

	For the Three Months Ended September 30, 2002		For the Year Ended June 30, 2002
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & Agricultural	$42,995	16.64%	$42,318	18.93%
Real Estate - construction	20,546	7.43%	17,815	6.80%
Real Estate - mortgages	99,802	44.68%	85,373	39.96%
Consumer loans	516,275	30.85%	514,123	33.80%
Lease Financing	1,168	0.40%	1,541	0.51%
Total	$680,786	100.00%	$661,170	100.00%

DEPOSITS

The following is a table of deposits by category at September 30, 2002 and June 30, 2002.

	As of September 30, 2002
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost

Demand Deposit	$4,485,823	11.21%	$4,130,319	10.33%	0.00%
Now and money market	8,431,163	21.08%	8,546,959	21.37%	2.04%
Savings	4,423,401	11.06%	4,568,331	11.42%	1.98%
Time Accounts less than $100,000	18,291,766	45.73%	18,499,353	46.25%	4.46%
Time Accounts of $100,000 or more	4,370,697	10.92%	4,251,490	10.63%	4.79%
Total Deposits	$40,002,850	99.99%	$39,996,452	100.00%

	As of June 30, 2002
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost

Demand Deposit	$4,574,282	11.55%	$2,395,080	6.81%	0.00%
Now and money market	7,718,574	19.50%	5,734,695	16.31%	2.67%
Savings	4,533,290	11.45%	4,620,632	13.14%	2.41%
Time Accounts less than $100,000	18,622,280	47.04%	18,763,158	53.37%	5.48%
Time Accounts of $100,000 or more	4,141,303	10.46%	3,641,798	10.37%	5.80%
Total Deposits	$39,589,729	100.00%	$35,155,363	100.00%

The following is a table of deposits by category at September 30, 2002 and June 30, 2002.

Maturity distribution of time deposits of $100,000 and over.

	As of September 30, 2002
	3 months or less	Over 3 months thru 6 months	Over 6 months thu 12 months	Over 12 months	Total
Time Accounts of $100,00 or more	$1,854,911	$100,000	$915,159	$1,500,627	$4,370,697

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Company. There have been no material changes in the reported market risks faced by the Company since the end of the most recent fiscal year-end that have not been included in this discussion.

ITEM 4. CONTROLS AND PROCEDURES

In the quarter ended September 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.  We periodically review our internal controls for effectiveness, but did not conduct such a review during this period.  In the future, we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

There are three asserted claims currently outstanding against the Company.  They all relate to issues arising out of the tenure of one of the initial investors, who also served as a Board member and was a former CFO of the Company.  A summary of the three claims is incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 2002 Part II., Item 7. Note17.  Litigation Matters, Notes to Consolidated Financial Statements.  There were no material changes in these matters during the quarter ended September 30, 2002.

Item 2.		Changes in Securities
None

Item 3.		Quantitative and Qualitative Disclosures About Market Risk

Item 4.		Controls and Procedures

Item 5.		Default Upon Senior Securities
None

Item 6.		Submission of Matters to a Vote of Security Holders.
None

Item 7.		Other Information
None

Item 8.		Exhibits and Reports on Form 8-K
	a)	Exhibits
None
	b)	Reports
8-K filed September 24, 2002
8-K filed October 14, 2002
8-K filed October 28, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Date:	November 14, 2002	By	/s/ Thomas P. Stienessen
Thomas P. Stienessen, President and
Chief Executive Officer

Date:

November 14, 2002

By

    /s/ Gerald W. Eick

  Gerald W. Eick, Tresurer

CERTIFICATIONS

I, Gerald Eick, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of Northern Star Financial, Inc. and Subsidiary;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made,  not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02
/s/ Gerald W. Eick
Gerald W. Eick, Treasurer

CERTIFICATIONS

I, Thomas P. Stienessen, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of Northern Star Financial, Inc. and Subsidiary

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made,  not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02
/s/ Thomas P. Stienessen
Thomas P. Stienessen, President and CEO

CERTIFICATION PURSUANT TO

18 U.S.C.  1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Star Financial, Inc. and Subsidiary (the “Company”) on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Gerald W. Eick, Treasurer, certify, pursuant to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2.             The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Gerald W. Eick, Treasurer
Northern Star Financial, Inc.
November 14, 2002

CERTIFICATION PURSUANT TO

18 U.S.C.  1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Star Financial, Inc. and Subsidiary (the “Company”) on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Thomas Stienessen, President, certify, pursuant to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             The Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2.             The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Thomas Stienessen, President and CEO
Northern Star Financial, Inc.
November 14, 2002