Form 10QSB
period 2002-12-31
NORTHERN STAR FINANCIAL INC
filed 2003-02-14
CIK 1068179

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURTIES EXCHANGE ACT

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

Yes         X         No ______.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share

Outstanding shares at February 13, 2003: 494,506

Northern Star Financial, Inc. and Subsidiary

Index to Form 10-QSB

December 31, 2002

ITEM 1.  FINANCIAL STATEMENTS

Northern Star Financial, Inc. Summary of Financial Data

The following table summarizes certain historical financial data of Northern Star Financial, Inc. and its subsidiary on a consolidated basis as of and for the three and six months ended December 31, 2002 and 2001.  You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	For the Three Months Ended December 31,		As of or for the Six Months Ended December 31,
	2002	2001	2002	2001
Statement of Income:
Interest income	$705,009	$705,167	$1,448,546	$1,391,955
Interest expense	371,333	478,117	775,819	985,682
Net interest income	333,676	227,050	672,727	406,273
Provision for loan losses	7,700	38,900	28,700	333,300
Other non-interest income	319,605	205,708	472,841	267,736
Non-interest expense	650,226	455,557	1,160,739	798,213
Loss before income tax expense	(4,645)	(61,699)	(43,871)	(457,504)
Income tax expense (benefit)	—	—	—	—
Net loss	$(4,645)	$(61,699)	$(43,871)	$(457,504)
Balance Sheet:
Assets			50,142,410	45,032,649
Allowance for loan losses			688,519	557,353
Deposits			41,216,867	35,904,204
Shareholders’ equity			1,947,028	2,471,826
Per Share Data:
Net income (loss) — basic	$(0.01)	$(0.13)	$(0.09)	$(0.95)
Net income (loss) — diluted	$(0.01)	$(0.13)	$(0.09)	$(0.95)
Book value			3.94	5.15
Other Data
Weighted average shares outstanding — basic	488,310	479,506	483,908	479,506
Weighted average shares outstanding — diluted	488,310	479,506	483,908	479,506

Financial Ratios:
Equity to assets			3.92%	5.49
Return on average assets			(0.09)%	(1.07)
Return on average stockholders’ equity			(2.27)%	(1.84)
Net interest margin			3.02%	1.98
Tier 1 leverage ratio			8.35%	8.39
Tier 1 capital to risk-weighted assets			10.81%	11.03
Total capital to risk-weighted assets			12.07%	12.29
Asset Quality Ratios:
Nonperforming assets to total assets			3.99%	1.70
Nonperforming assets to total loans and and other real estate owned			5.49%	2.39
Allowance for loan losses to total loans			1.89%	1.79

Northern Star Financial, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,2002	June 30, 2002
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,812,574	$2,348,081
Federal funds sold	4,112,000	1,037,000
Securities available for sale, at fair value	4,612,252	9,598,520
FHLB and UBB stock, at cost	283,800	238,800
Loans held for sale	1,661,090	625,735
Loans receivable, net of allowance for loan and lease losses of $688,519 and $661,170	35,761,972	33,836,692
Property and equipment, net of depreciation	525,696	535,938
Accrued interest receivable and other assets	373,026	351,771
Total Assets	$50,142,410	$48,572,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Demand deposits	$5,335,077	$4,574,282
NOW and money market	8,466,849	7,718,574
Savings	4,663,910	4,533,290
Time deposits	22,751,031	22,763,583
Total deposits	41,216,867	39,589,729
Notes payable and other borrowings	4,975,000	5,275,000
Convertible subordinated notes payable	1,500,000	1,400,000
Accrued interest payable and other	503,515	384,144
Total Liabilities	48,195,382	46,648,873

Shareholders’ Equity:
Common Stock, $.01 par value, 15,000,000 shares authorized; 494,506 and 479,506 shares issued	4,945	4,795
Undesignated stock, par value $.01 per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,240,854	4,158,504
Accumulated deficit	(2,324,230)	(2,280,359)
Unearned stock compensation	(10,006)	(12,004)
Accumulated other comprehensive income	35,465	52,728
Total Shareholders’ Equity	1,947,028	1,923,664
Total Liabilities and Shareholders’ Equity	$50,142,410	$48,572,537

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2002	2001	2002	2001
Interest income
Loans receivable	$626,252	$535,534	$1,261,408	$1,033,660
Securities available for sale	70,883	152,858	168,159	301,151
Federal funds sold	7,874	16,775	18,979	57,144
Total interest income	705,009	705,167	1,448,546	1,391,955

Interest expense
Deposits	297,359	398,770	620,662	842,781
Borrowed funds	73,974	79,347	155,157	142,901
Total interest expense	371,333	478,117	775,819	985,682

Net interest income	333,676	227,050	672,727	406,273
Provision for loan losses	7,700	38,900	28,700	333,300

Net interest income after provision for loan loss	325,976	188,150	644,027	72,973

Non-interest income
Other fees and service charges	43,509	40,135	87,934	68,448
Gain on sale of securities	379	53,534	3,504	58,042
Gain on sale of loans	275,717	112,039	381,403	141,246
Total non-interest income	319,605	205,708	472,841	267,736

Non-interest expense
Compensation and employee benefits	293,294	202,817	514,999	362,186
Board fees	31,500	27,250	54,500	47,250
Occupancy	44,983	39,379	84,856	74,849
Legal and accounting	60,498	27,600	136,056	34,138
Printing & supplies	23,142	21,492	44,644	42,439
Property and equipment depreciation	18,981	19,768	36,854	36,459
Data processing	43,577	22,374	75,516	41,912
Other	134,251	94,877	213,314	158,980
Total non-interest expense	650,226	455,557	1,160,739	798,213

Loss before income tax benefit	(4,645)	(61,699)	(43,871)	(457,504)
Income tax benefit	—	—	—	—

Net loss	$(4,645)	$(61,699)	$(43,871)	$(457,504)

Net loss per common share

Basic loss per share of common stock	$(0.01)	$(0.13)	$(0.09)	$(0.95)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2002	2001	2002	2001
Cash flows from operating activities:
Net loss	$(4,645)	$(61,699)	$(43,871)	$(457,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,122	24,976	43,120	44,385
Provision for loan losses	7,700	38,900	28,700	333,300
Net amortization and accretion of premium and discounts	650	(3,296)	1,155	(3,198)
Deferred loan fees and costs, net	19,502	(23,660)	40,812	(40,376)
Earned stock compensation	998	1,000	1,998	2,000
Gain on sale of available for sale securities	(379)	(53,534)	(3,504)	(58,042)
(Increase) decrease in:
Loans held for sale	161,180	176,275	(1,035,355)	(5,773)
Accrued interest receivable	1,876	6,485	(570)	(10,170)
Other assets	(4,501)	9,082	11,132	4,755
Increase (decrease) in:
Accrued interest payable and other liabilities	80,172	(110,780)	130,880	(79,467)
Net cash provided by (used in) operating activities	284,675	3,749	(825,503)	(270,090)

Cash flows from investing activities:
Purchases of available-for-sale securities	(509,375)	(3,220,073)	(1,509,375)	(5,747,748)
Proceeds from maturities of available-for-sale securities	—	1,130,056	500,000	347,824
Proceeds from sales of available-for-sale securities	2,146,839	5,014,146	5,969,220	7,607,840
Purchase of FHLB & UBB stock	—	(80,000)	(45,000)	(100,000)
Net (increase) decrease in Federal Funds Sold	(782,000)	—	(3,075,000)	—
Loan origination’s and principal payments on loans, net	(1,313,982)	(5,366,817)	(2,026,609)	(7,626,520)
Purchase of property and equipment	(9,922)	(42,228)	(32,878)	(250,554)
Net cash used in investing activities	(468,440)	(2,564,916)	(219,642)	(5,769,158)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	82,500	—	82,500	—
Net increase in non-interest bearing demand and savings deposit accounts	1,125,449	1,533,347	1,639,690	3,700,715
Net (decrease) increase in time deposits	88,568	(265,656)	(12,552)	(613,575)
Proceeds from borrowings	—	1,500,000	100,000	3,400,000
Payment on borrowings	—	—	(300,000)	—
Net cash provided by financing activities	1,296,517	2,767,691	1,509,638	6,487,140
Net increase in cash and cash equivalents	1,112,752	206,524	464,493	447,892
Cash and cash equivalents, beginning	1,699,822	1,111,501	2,348,081	870,133
Cash and cash equivalents, ending	$2,812,574	$1,318,025	$2,812,574	$1,318,025

Supplemental disclosure of cash flow information:
Cash paid for interest	$437,842	$552,557	$802,968	$1,065,149

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

December 31, 2002 (Unaudited)

Note 1:  PRINCIPLES OF CONSOLIDATION

                The unaudited consolidated financial statements as of and for the three and six month period ended December 31, 2002 include the accounts of Northern Star Financial, Inc. (the “Company”) and its wholly owned subsidiary Northern Star Bank (the “Bank”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2:  BASIS OF PRESENTATION

                The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise by necessary in the circumstances and should be read with the fiscal 2002 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in their annual report as of and for the year ended June 30, 2002.

                In the opinion of management, all adjustments (consisting of normal recurring accruals)  considered necessary for fair presentations have been included.  The results of operations for the three and six month periods ended December 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 3:  EARNINGS PER SHARE

                The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.  For the three and six month periods ended December 31, 2002 and 2001 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 488,310 and 483,908 respectively.  The potential common shares of 300,894 and 222,838 related to stock options, warrants, and convertible subordinated notes payable were not included in the calculation of diluted earnings per share because they were anti-dilutive at December 31, 2002 and 2001.

                During the quarter ended December 31, 2002, the Company issued 21,000 stock options with an exercise price of $6.50 and an expiration date of December 21, 2012.  These stock options are included in the totals indicated in the prior paragraph.

Note 4:  COMPREHENSIVE (LOSS)

	For the Six Months Ended December 31,
	2002	2001
Accumulated comprehensive (loss) is composed of the following:
Unrealized Gains (Losses) on Securities
Beginning balance	$52,728	$26,328
Current-period change net of tax	(17,263)	(54,251)
Ending balance	35,465	$(27,923)

Comprehensive (Loss) consists of the following:
Net loss	$(43,871)	$(457,504)
Other comprehensive income	(17,263)	(54,251)
Comprehensive (loss)	$(61,134)	$(511,755)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Northern Star Financial, Inc. is the bank holding company of Northern Star Bank. Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

This report contains “forward-looking statements” as defined in section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections.  These statements are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself.  Words such as “anticipate,” “believe,” “determine,” “estimate,” “expect,” “forecast,” “intend,” “is likely,” “plan,” “project,” “opinion,” variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and unexpected changes in the  national economy including war and acts of terrorism. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Financial Condition

Total assets increased $1.5 million during the first six months of the fiscal year ending June 30, 2003 or 3.2%, when compared to June 30, 2002. During the same six-month period cash and cash equivalents increased $464,493, or 19.8%. Other borrowings in the form of Federal Home Loan Bank advances decreased $300,000, or 5.7%, while securities available for sale declined approximately $5 million, or 51.9%, and loans held for sale increased 165%, or $1.04 million.

Total loans receivable, net of the allowance for loan losses, increased $1.9 million, or 5.7%, during the first half of fiscal year 2003, the real estate — construction loan portfolio grew by $1.0 million, or 44.3%, and the real estate — mortgages portfolio by $2.9 million, or 21.8%. Growth in both the real estate portfolio’s was offset by a decrease in commercial loans of $1.0 million, or 15.6%. The increase in mortgage loans was largely attributable to re-finance activity.

Net charge-offs of loans was $1,351 for the first six months of fiscal year 2003 compared to $358,894 for the same period in fiscal year 2002. The ratio of net charge-offs of loans to average loans decreased to 0.00% in the first half of fiscal year 2003 compared to 1.22% in the first half of fiscal year 2002. The increase in provision for loan losses in the first half of fiscal year 2003, at $28,700, exceeded net charge-offs by $27,349, and resulted in an increase in the allowance for loan loss of 4.1% during the first six months of fiscal year 2003. At December 31, 2002, the allowance as a percent of outstanding loans was 1.89%. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors, as detailed further under “Results of Operations.”

Total deposits increased $1.63 million, or 4.1%, during the first six months of the fiscal year ending June 30, 2003 to $41.22 million. NOW and money market deposits increased by 748,275, or 9.69%

Total shareholders’ equity increased $23,364, or 1.2%, during the first six months of fiscal year 2003. A net loss of $43,871, stock issuances of 15,000 shares for $82,500, and a net decrease in the unrealized appreciation on securities available for sale of $17,263 resulted in the net increase in shareholders’ equity. In addition, there was a decrease of $1,998 in the unearned stock compensation during the first six months of fiscal year 2003.  Book value was $3.94 per share at December 31, 2002, a decrease from $5.15 at fiscal year end June 30, 2002. The board of directors authorized the sale of up to 40,000 shares of the Company’s common stock. The proceeds of which will be utilized to support on-going operations and to pay expenses incurred in connection with the Company’s pending litigation (see Part II - “Other Information — Legal

Proceedings”).  The Company anticipates that it may offer for sale additional shares of its common stock from time to time in keeping with the Company’s capital needs, including retention of adequate capital to support growth opportunities, and the Company’s desire to maintain a “well capitalized” regulatory capital rating.

The bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the risk-based standard, capital is classified into two tiers.  Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets.  Tier 2 consists of the general allowance for credit losses subject to certain limitations.  An institution’s qualifying capital base for purposes of its total risk-based capital ration consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.  Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however, all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.

Northern Star Bank exceeded its minimum regulatory capital ratios.  As of December 31, 2002, the capital ratios were as follows:

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provision
Total Capital (to Risk Weighted Assets)	12.07%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	10.81%	4.00%	6.00%
Leverage Ratio Tier 1 Capital (to Average Assets)	8.35%	4.00%	5.00%

Liquidity and Capital Resources

                Liquidity management involves monitoring The Bank’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits.  Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Cash and assets which are readily marketable, which can be pledged, or which will mature in the near future provide asset liquidity.  Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in The Bank’s market area.  In addition, liability liquidity is provided through the ability to borrow against approved lines of credit from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.  Management expects to meet its liquidity needs with available cash and federal funds sold, including both interest and non-interest-bearing balances; maturities of investment securities in the 12 months following December 31, 2002; the repayment of loans; growth in deposits; and, borrowing against approved lines of credit.

                Short-term investments, which consist of federal funds sold and mutual funds, and interest-bearing deposits, were approximately $40 million at December 31, 2002, as compared to $36.05 million at June 30, 2002.  These funds are a primary source of the Bank’s liquidity and are generally invested in an interest earning capacity on an overnight basis.

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

Results of Operations

The results of operations for the first half of fiscal year 2003, was a loss of $43,871 or $(0.09) per weighted average share outstanding.  This compares favorably to a loss of $457,504 or $(0.95) in the first half of fiscal year 2002.  The net loss for six-month period ended fiscal year 2002 included a charge of $271,000 associated with loans subject to litigation discussed in previous disclosures. Basic losses per weighted average share outstanding was increased by $0.56 per share in the first half of fiscal year 2002 due to the one-time charge.

Average earning assets increased $3.6 million, or 8.7%, during the first half of fiscal year 2003 as compared to the same period of fiscal year 2002. During the first half of fiscal year 2003, the yield on earning assets decreased 29 basis points to 6.50% as compared to 6.79% at the end of the first half of fiscal year 2002. The cost of funding related liabilities decreased 154 basis points when comparing the six month periods ended December 31, from 5.21% of earning assets in fiscal year 2002 to 3.67% in fiscal year 2003.

Since the decrease in the cost of funds relative to earning assets was greater than the decrease in yield on earning assets, the net interest margin increased 104 basis points from 1.98% in fiscal year 2002 to 3.02% in fiscal year 2003. Net interest income increased $266,454, or 65.58%, in the first six months of fiscal year 2003 compared to the same period in fiscal year 2002.

Provision and Allowance for Loan Losses

                We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem loans.  Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

                The risk of loss varies depending on the type of loan granted and the creditworthiness of the borrower over the term of the loan. The Bank maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans that management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are periodically reviewed by the Bank’s Loan Committee.

A loan is considered impaired when, based on current information and events; it is probable that the Bank will be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Bank uses the fair value of collateral method to measure impairment. Impairment is measured on a loan by loan basis for all loans in the portfolio.   We had $2.0 million of loans considered impaired as of December 31, 2002.

The accrual of interest is discontinued when substantial doubt exists as to collectibility of the loan, generally at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The provision for loan losses increased $28,700 to $688,519 for the first half of fiscal year 2003 compared to $661,170 in the first half of fiscal year 2002. Net charge-offs of loans decreased $357,543 as detailed above in the discussion under “Financial Condition.” During fiscal year 2003, management developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors, which could impact the allowance for loan loss reserves.  The process involves assigning a rating to various identified risks associated with each loan application that the Bank grants and subsequently assigning a grade to each loan based upon the perceived risks associated with the individual loans.  The allowance for loan losses is subject to further adjustments for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect our banks’ portfolios. The development and change in the analysis process during the first quarter of fiscal year 2003, the consideration of exposures to industries potentially most affected by current risks in the economic and political environment, and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the current level of the allowance for loan losses at the Bank. Maintaining the level management believes to be appropriate required a $28,700 increased provision expense for the first half of fiscal year 2003 compared to the year earlier level. (See discussion under “Financial Condition” for additional comments on the level of allowance for loan losses.)

Non Interest Income and Expense

Total non-interest income increased $205,105 or 76.60%, during the first six months of fiscal year 2003 when compared to the same six-month period in fiscal year 2002. Strong mortgage refinance activity has continued into the first half of fiscal year 2003 and resulted in an increase of $240,157, or 170%, in gain on sale of mortgage loans when compared to the first half of fiscal year 2002.  Other fees and service charges on deposit and loan accounts for the first six months of fiscal year 2003 posted an increase of $19,486, or 28.5%, over the same period of the prior fiscal year.  The increase in fees and service charges is attributed to an increase in the number of deposit and loan accounts. Total non-interest income also showed a $3,504 gain from the sale of securities during the first six months of fiscal year 2003.  This represented a $54,538, or 93.6%, reduction in gain on sale of securities when compared to the first six months of fiscal year 2002.

Total non-interest expense increased to $362,526, or 45.4% during the first six months of fiscal year 2003 when compared to the first six-month period of fiscal year 2002. Excluding the charge of $271,000 relating to loans in litigation posted in the first six months of fiscal year 2002, the total of non-interest expense and provision for loan losses increased $328,926, or 38.2%, during the first six months of fiscal year 2003 as compared to the first six months of fiscal year 2003.  The increase in non-interest expenses is largely attributable to our expansion into the St. Cloud market during the first quarter of fiscal year 2002.  In addition, the increase in non-interest expenses is due to the increase in legal fees associated with the on-going litigation involving the Company and the Bank (see Part II “Other Information — Legal Proceedings”).

Of the increase in non-interest expenses, compensation and employee benefits increased by $152,813, or 42.2%, during the first six months of fiscal year 2003. The hiring of staff for the St. Cloud banking facility, an increase in the cost of employee health care coverage and yearly merit raises accounted for all of the increase in salaries and employee benefits.  Professional fees in the form of legal and accounting expenses increased $101,918, or 298.5%, during the first six months of fiscal year 2003 due to litigation as compared to the first six months of fiscal year 2002.  Data processing expenses increased $33,604, or 80.2%, during the first six months of fiscal year 2003 as compared to the same period of fiscal year 2002.  The increase in data processing expenses is associated with our expansion into the St. Cloud market and to an over all increase in the number of loan and deposit accounts.

Provision for Income Taxes

Our effective tax rate was 0% for the three month periods ended December 31, 2002, and 2001 because the expected future tax benefit of the net operating loss is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

Stock Option Agreement

                The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, is effective for the interim period beginning after December 15, 2002 and requires pro forma operating and earnings per share disclosures on a quarterly basis.  Management will adopt the new standard for the quarter ended March 31, 2003.

Convertible Subordinated Unsecured Notes

                In July and August 2001, we raised $1 million through the sale of convertible subordinated unsecured notes, and from June to August, 2002 the Company raised an additional $500,000 through the sale of similar notes.  The notes were issued for a three-year term and bear interest at the rate of eight percent per annum (as to the 2001 notes) and seven percent per annum (as to the 2002 notes), payable quarterly.  Investors in the notes were granted the right to convert their investment into shares of Northern Star Financial, Inc, common stock any time prior to maturity at the rate of $10.50 per share (as to the 2001 notes) and $9.00 per share (as to the 2002 notes).  Related parties (directors) purchased $600,000 of these notes.

AVERAGE BALANCES, YIELDS AND RATES

                The following table sets forth, for the three and six months ended December 31, 2002 and 2001, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For the Three Months Ended
	December 31, 2002			December 31, 2001
	Average Balance	Interest	Average Yield or Rates	Average Balance	Interest	Average Yield or Rates
Assets
Loans receivable	$35,348,062	$626,252	7.09%	$29,890,574	$535,534	7.17%
Investment securities	5,516,189	70,883	5.14%	11,058,998	152,858	5.42%
Federal funds sold	2,603,647	7,874	1.21%	1,783,344	16,775	3.76%
Total interest-earning assets	43,467,898	705,009	6.49%	42,732,916	705,167	6.57%
Non-interest-earning assets	5,027,482			1,774,517
Total assets	$48,495,380			$44,507,433
Liabilities and Stockholders’ Equity
Interest bearing deposits	$35,510,650	297,359	3.35%	$33,332,860	398,770	4.79%
Other liabilities	6,468,178	73,974	4.57%	5,806,843	79,347	5.47%
Total interest-bearing liabilities	41,978,828	371,333	3.54%	39,139,703	478,117	4.89%
Non-interest-bearing liabilities	4,528,182			2,782,117
Total liabilities	46,507,010			41,921,820
Stockholders’ equity	1,988,370			2,585,613
Total liabilities and stockholders’ equity	$48,495,380			$44,507,433
Net interest spread			2.95%			1.68%
Net interest income/margin		$333,676	3.07%		$227,050	2.11%
Ratio of average interest-earning assets assets to average interest-bearing liabilities	1.04x			1.09x

	For the Six Months Ended
	December 31, 2002			December 31, 2001
	Average Balance	Interest	Average Yield or Rates	Average Balance	Interest	Average Yield or Rates
Assets
Loans receivable	$35,219,784	$1,261,408	7.16%	$27,271,463	$1,033,660	7.58%
Investment securities	6,754,917	168,159	4.98%	10,569,423	301,151	5.70%
Federal funds sold	2,590,946	18,979	1.47%	3,151,378	57,144	3.63%
Total interest-earning assets	44,565,647	1,448,546	6.50%	40,992,264	1,391,955	6.79%
Non-interest-earning assets	4,201,312			1,694,583
Total assets	$48,766,959			$42,686,847
Liabilities and Stockholders’ Equity
Interest bearing deposits	$35,688,392	620,662	3.48%	$32,764,084	842,781	5.15%
Other liabilities	6,600,519	155,157	4.70%	4,849,811	142,901	5.60%
Total interest-bearing liabilities	42,288,911	775,819	3.67%	37,613,895	985,682	5.21%
Non-interest-bearing liabilities	4,534,278			2,368,815
Total liabilities	46,823,189			39,982,710
Stockholders’ equity	1,943,770			2,704,137
Total liabilities and stockholders’ equity	$48,766,959			$42,686,847
Net interest spread			2.83%			1.55%
Net interest income/margin		$672,727	3.02%		$406,273	1.98%
Ratio of average interest-earning assets assets to average interest-bearing liabilities	1.05x			1.08x

INVESTMENT PORTFOLIO

                Contractual maturities and yields on the Company’s investments (all available for sale) are summarized in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2002
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield

U.S. Agencies	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-back securities	1,250	7.01%	—	0.00%	880,145	4.86%	3,231,748	5.86%	4,113,143	5.65%
Corporate bonds	—	0.00%	499,109	6.06%	—	0.00%	—	0.00%	499,109	6.06%
	$1,250	7.01%	$499,109	6.06%	$880,145	4.86%	$3,231,748	5.86%	$4,612,252	5.69%

LOAN PORTFOLIO

                The following table summarizes the composition of the loan portfolio. Total gross loans including net of deferred loan fees and costs outstanding at December 31, 2002 and June 30, 2002 were $36,450,491 and $34,497,862, respectively.  This table excludes loans held for sale as of December 31, 2002 and June 30, 2002 of $1,661,090 and $625,735 respectively.  Loans held for sale are comprised of real estate mortgages.

	December 31, 2002		June 30, 2002
	Amount	% of Total	Amount	% of Total

Commercial & agricultural	$5,583,377	15.36%	$6,616,193	19.28%
Real estate — construction	3,428,323	9.43%	2,375,318	6.92%
Real estate — mortgages	16,241,944	44.69%	13,336,761	38.86%
Consumer loans	10,968,950	30.18%	11,809,464	34.41%
Lease financing	120,395	0.34%	179,995	0.53%
Total loans	$36,342,989	100.00%	$34,317,731	100.00%
Net deferred loans fees/(costs)	107,502		180,131
Less: allowance for loan loss	(688,519)		(661,170)
Total net loans	$35,761,972		$33,836,692

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

                The information in the following table is based on the contractual maturities of individual loans, including loans, which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval as well as modification of terms upon maturity.  Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties.  The following table summarizes loan maturities, by type at December 31, 2002 and June 30, 2002.

	As of December 31, 2002
	One Year or Less	After One but within Five Years	After Five Years	Total

Commercial & agricultural	$1,872,272	$2,136,884	$1,574,221	$5,583,377
Real estate — construction	2,075,534	1,352,789	—	$3,428,323
Real estate — mortgages	1,582,009	11,960,813	2,699,122	$16,241,944
Consumer loans	3,361,876	7,023,303	583,771	$10,968,950
Lease financing	19,307	101,088	—	$120,395
Total	$8,910,998	$22,574,877	$4,857,114	$36,342,989

Loans maturing after one year with
Fixed interest rate	$22,431,347
Floating interest rates	$5,000,644

	As of June 30, 2002
	One Year or Less	After One but within Five Years	After Five Years	Total

Commercial agricultural	$2,728,795	$2,252,871	$1,634,527	$6,616,193
Real estate — construction	2,108,064	267,254	—	2,375,318
Real estate — mortgages	2,295,594	9,126,974	1,914,193	13,336,761
Consumer loans	3,169,551	7,367,969	1,271,944	11,809,464
Lease financing	51,438	128,557	—	179,995
Total	$10,353,442	$19,143,625	$4,820,664	$34,317,731

Loans maturing after one year with
Fixed interest rate	$19,929,853
Floating interest rates	$4,034,436

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

                At December 31, 2002, the allowance for loan losses was $688,519, or 1.89%, of $36,450,491 in loan receivables (net of loans held for sale).  The provision for loan losses was made primarily as a result of management’s assessment of impaired loans and general loan loss risk as our loan portfolio increases.

	Six Months Ended December 31, 2002	Year Ended June 30, 2002

Balance at beginning of period	$661,170	$234,989
Charge-offs	(6,937)	(359,751)
Recoveries	5,586	857
Net charge offs	(1,351)	(358,894)
Provision charged to operations	28,700	785,075

Balance at end of period	$688,519	$661,170

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	1.22%

At December 31, 2002 and June 30, 2002 the allowance was allocated as follows:

	For the Six Months Ended December 31, 2002		For the Year Ended June 30, 2002
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & agricultural	$38,575	15.36%	$42,318	19.28%
Real Estate — construction	25,230	9.43%	17,815	6.92%
Real Estate — mortgages	113,717	44.69%	85,373	38.86%
Consumer loans	510,044	30.18%	514,123	34.41%
Lease financing	953	0.34%	1,541	0.53%
Total	$688,519	100.00%	$661,170	100.00%

DEPOSITS

The following is a table of deposits by category at December 31, 2002 and June 30, 2002.

	As of December 31, 2002
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Average Rate Paid

Demand deposit	$5,335,077	12.94%	$4,064,846	10.23%	0.00%
Now and money market	8,466,849	20.54%	8,421,886	21.19%	1.98%
Savings	4,663,910	11.32%	4,583,018	11.53%	1.93%
Time accounts less than $100,000	18,160,213	44.06%	18,302,088	46.04%	4.31%
Time accounts of $100,000 or more	4,590,818	11.14%	4,381,400	11.01%	4.51%
Total deposits	$41,216,867	100.00%	$39,753,238	100.00%

	As of June 30, 2002
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Average Rate Paid

Demand deposit	$4,574,282	11.55%	$2,395,080	6.81%	0.00%
Now and money market	7,718,574	19.50%	5,734,695	16.31%	2.67%
Savings	4,533,290	11.45%	4,620,632	13.14%	2.41%
Time accounts less than $100,000	18,622,280	47.04%	18,763,158	53.37%	5.48%
Time accounts of $100,000 or more	4,141,303	10.46%	3,641,798	10.37%	5.80%
Total deposits	$39,589,729	100.00%	$35,155,363	100.00%

Maturity distribution of time deposits of $100,000.00 and over.

	As of December 31, 2002
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time Accounts of $100,000 or more	$100,000	$1,136,543	$1,646,239	$1,708,036	4,590,818

ITEM 3.  CONTROLS AND PROCEDURES.

                The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10QSB.

                There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regards to significant deficiencies and weaknesses.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings:

The Company and its wholly owned subsidiary bank, Northern Star Bank, are defendants in civil actions.

The Company is a defendant and third party plaintiff in a complaint originally filed on March 22, 2002 in the United States District Court for the Western District of Wisconsin by Catalytic Combustion Corporation 401(k) Profit Sharing Plan and Catalytic Combustion Corporation (“Plaintiffs”).  According to the original complaint, Plaintiffs seek to rescind its purchase of 30,000 shares of Company common stock it purchased in connection with the Company’s initial public offering in 1998 and 1999.  Plaintiffs allege that the Company sold the shares to Catalytic Combustion Corporation 401(k) Profit Sharing Plan in violation of Wisconsin securities laws, and therefore, Plaintiffs are entitled to rescind the purchase according to Wisconsin securities laws.  The Plaintiffs seek damages in the amount of approximately $210,714, plus interest from March 23, 1999 and all actual and reasonable attorney’s fees.  The Company denies the allegations in the complaint.

On June 17, 2002 the Company filed a Third Party Summons and Complaint against Diamond Hill Securities, Inc. f/k/a Banc Stock Financial Services, Inc. (the “Agent”), the agent of the Company’s initial public offering, seeking indemnification and/or contribution pursuant to the Agency Agreement dated October 9, 1998 for any losses the Company may incur as a result of the Plaintiff’s original complaint.  On October 29, 2002, Plaintiff’s amended their complaint to add Frank L. Gazzola as a defendant.

The Company, Plaintiffs and Agent have participated in settlement discussions.  As of February 13, 2003, the parties have not entered into a final and binding settlement agreement.

Northern Star Bank is a defendant in a complaint filed on February 23, 2002 in United States District Court, District of South Dakota Southern Division by Bridge Lenders, LLC; Jim Perry; Larry Ticknor; Doug English; Rollyn H. Samp; Courtney Anderson; Henry Carlson, Jr.; Michael M. Samp; Ernest Olson; Don Davis; Jerry Landerville; Allen Lewis; Gary Viger; Glen Jamtgaard and Steve Herman (“Plaintiffs”).  The complaint arose out of a series of loans that Northern Star Bank made to Plaintiffs in 2000.  Plaintiffs used the proceeds of the loans to make an investment in Bridge Lenders, LLC, and Bridge Lenders, LLC in turn used the funds to make an investment in Phenix Biocomposites, which has defaulted in its obligations to Plaintiffs.  Northern Star Bank is a defendant in this action due to the fact that its former director, Frank Gazzola, was also a director of Phenix Biocomposites.  The Plaintiffs allege that Mr. Gazzola failed to inform the Plaintiffs that their investment in Phenix Biocomposites was not secured.  The Plaintiffs claim that Northern Star Bank had a fiduciary duty to the Plaintiffs because of Mr. Gazzola’s dual role as a director of both Northern Star Bank and Phenix Biocomposites, that Northern Star Bank violated this fiduciary duty and a separate implied covenant of good faith and fair dealing when Mr. Gazzola allegedly provided false information to Plaintiffs, and that the false information allegedly provided by Mr. Gazzola constituted intentional or unintentional fraud by Northern Star Bank.  Plaintiffs seek compensatory, general, special and punitive damages.  Northern Star Bank denied the Plaintiffs’ allegations and has brought a motion to dismiss all claims for lack of personal jurisdiction. The Company is awaiting a response from the court.

The Company made certain loans to the Former CFO during his tenure at the Company.  These loans are collateralized by securities owned by the Former CFO.  The Former CFO subsequently filed for bankruptcy.  The Bankruptcy court claims that since certain of the collateral was conveyed to the Bank within one year of the Former CFO’s filing for bankruptcy and the Former CFO was an insider, they are preferential transfers and must be reversed.  The effect of a successful outcome by the Bankruptcy court would increase the risk of loss to the Company on the loans to the Former CFO.  As of December 31, 2002, the principal balance of loans outstanding approximates $475,000.  These loans are considered by management to be impaired, and a specific reserve relating to these loans approximating $237,000 has been included in the allowance for loan losses

Item 2.    Changes in Securities

The board of directors authorized the sale of up to 40,000 shares of the Company’s common stock. The proceeds will be utilized to support our on-going operations and to pay expenses incurred in connection with our pending litigation (see Part II — “Other Information—Legal Proceedings”). We anticipate that they  may offer for sale additional shares of the Company’s common stock from time to time in keeping with the Company’s capital needs, including retention of adequate capital to support growth opportunities, and the Company’s desire to maintain a “well capitalized” regulatory capital rating.

During the quarter ended December 31, 2002, the Company issued 15,000 shares of common stock for $82,500.

Item 3.    Default Upon Senior Securities:

None

Item 4.  Submissions of Matters to a Vote of Security Holders:

(a)             The Annual Meeting of the Company’s shareholders was held on October 21, 2002.

(b)             At the Annual Meeting a proposal to set the number of directors at eight was adopted by a vote of 327,089 shares in favor, with 0 shares against, 0 shares abstaining and 0 shares represented by broker nonvotes.

(c)             Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected Class II directors of the Company to serve for a period of three years and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld

Michael Reynolds	327,089	0
Steve Loehr	327,089	0

The terms of office of the following directors continued after the Annual Meeting:

Robert H. Dittrich

Dean M. Doyscher

Gerald W. Eick

James H. Illies

Thomas J. Reynolds

Thomas P. Stienessen

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

a)         Exhibits

See exhibit index immediately following certifications

b)  Reports on form 8-K:

During the quarter ended December 31, 2002, the Company filed three forms 8-K as follows:

10/09/02 — Press release announcing dismissal of accountants

10/16/02 — Press release with First Quarter results of Northern Star Financial, Inc.

10/29/02 — Press release announcing selection of accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern Star Financial, Inc.

Date:	February 13, 2003	By	/s/ Thomas Stienessen
Thomas Stienessen
President and Chief Executive Officer

Date:	February 13, 2003	By	/s/ Gerald W. Eick
Gerald W. Eick, Treasurer

CERTIFICATIONS

I, Thomas Stienessen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northern Star Financial, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	February 13, 2003	By	/s/ Thomas Stienessen
Thomas Stienessen, President and Chief Executive Officer

CERTIFICATIONS

I, Gerald W. Eick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northern Star Financial, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	February 13, 2003	By	/s/ Gerald W. Eick
Gerald W. Eick, Treasurer

EXHIBIT INDEX

NORTHERN STAR FINANCIAL, INC.

FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 2002

EXHIBIT	DESCRIPTION

99.1	Certification of CFO Pursuant to Sec 906 of The Sarbanes-Oxley Act Of 2002

99.2	Certification of CEO Pursuant to Sec 906 of The Sarbanes-Oxley Act Of 2002