Form 10QSB
period 2003-03-31
NORTHERN STAR FINANCIAL INC
filed 2003-05-15
CIK 1068179

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Class:  Common Stock, par value $.01 per share
Outstanding shares at May 7, 2003:  510,506

Northern Star Financial, Inc. and Subsidiary

Index to Form 10-QSB

March 31, 2003

ITEM 1.  SUMMARY OF FINANCIAL DATA

Northern Star Financial, Inc. Summary of Financial Data

The following table summarizes certain historical financial data of Northern Star Financial, Inc. and its subsidiary on a consolidated basis as of and for the three and nine months ended March 31, 2003 and 2002.  You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	For the Three Months Ended March 31,		As of or for the Nine Months Ended March 31,
	2003	2002	2003	2002
Statement of Income:
Interest income	$694,204	$682,265	$2,142,750	$2,074,220
Interest expense	341,303	420,420	1,117,122	1,406,102
Net interest income	352,901	261,845	1,025,628	668,118
Provision for loan losses	34,900	18,000	63,600	351,300
Other non-interest income	265,269	73,512	738,110	341,248
Non-interest expense	539,841	429,078	1,700,580	1,227,292
Income (loss) before income tax expense	43,429	(111,721)	(442)	(569,226)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$43,429	$(111,721)	$(442)	$(569,226)
Balance Sheet:
Assets			49,995,985	43,834,870
Allowance for loan losses			718,045	571,191
Deposits			40,937,680	34,825,473
Shareholders’ equity			2,099,289	2,337,219

Per Share Data:
Net income (loss) - basic	$0.09	$(0.23)	$(0.00)	$(1.19)
Net income (loss) - diluted	$0.09	$(0.23)	$(0.00)	$(1.19)
Book value			4.11	4.87

Other Data
Average shares outstanding - basic	498,439	479,506	488,681	479,506
Average shares outstanding - diluted	498,439	479,506	488,681	479,506

Financial Ratios:
Equity to assets			4.08%	5.33%
Return on average assets			0.00%	(1.32)%
Return on average stockholders’ equity			(0.02)%	(22.00)%
Net interest margin			3.10%	2.48%
Tier 1 leverage ratio			8.46%	8.77%
Tier 1 capital to risk-weighted assets			11.16%	11.65%
Total capital to risk-weighted assets			12.42%	12.90%

Asset Quality Ratios:
Nonperforming assets to total assets			4.26%	1.75%
Nonperforming assets to total loans and and other real estate owned			5.60%	2.46%
Allowance for loan losses to total loans			1.89%	1.83%

Northern Star Financial, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2003	June 30, 2002
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$3,209,426	$2,348,081
Federal funds sold	—	1,037,000
Securities available for sale, at fair value	6,473,869	9,598,520
FHLB and UBB stock, at cost	306,300	238,800
Loans held for sale	1,741,843	625,735
Loans receivable, net of allowance for loan and lease losses of $718,045 and $661,170	37,348,362	33,836,692
Property and equipment, net of depreciation	526,021	535,938
Accrued interest receivable and other assets	390,164	351,771
Total Assets	$49,995,985	$48,572,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Demand deposits	$4,715,328	$4,574,282
NOW and money market	8,570,502	7,718,574
Savings	5,011,947	4,533,290
Time deposits	22,639,903	22,763,583
Total deposits	40,937,680	39,589,729
Notes payable and other borrowings	5,037,000	5,275,000
Convertible subordinated notes payable	1,550,000	1,400,000
Accrued interest payable and other	372,016	384,144
Total Liabilities	47,896,696	46,648,873

Shareholders’ Equity:
Common Stock, $.01 par value, 15,000,000 shares authorized; 510,506 and 479,506 shares issued	5,105	4,795
Undesignated stock, par value $.01 per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,328,694	4,158,504
Accumulated deficit	(2,280,801)	(2,280,359)
Unearned stock compensation	(9,005)	(12,004)
Accumulated other comprehensive income	55,296	52,728
Total Shareholders’ Equity	2,099,289	1,923,664
Total Liabilities and Shareholders’ Equity	$49,995,985	$48,572,537

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002
Interest income
Loans receivable	$620,225	$546,094	$1,881,633	$1,579,754
Securities available for sale	64,260	133,355	232,419	434,506
Federal funds sold	9,719	2,816	28,698	59,960
Total interest income	694,204	682,265	2,142,750	2,074,220

Interest expense
Deposits	268,118	340,522	888,780	1,183,200
Borrowed funds	73,185	79,898	228,342	222,902
Total interest expense	341,303	420,420	1,117,122	1,406,102

Net interest income	352,901	261,845	1,025,628	668,118
Provision for loan losses	34,900	18,000	63,600	351,300

Net interest income after provision for loan loss	318,001	243,845	962,028	316,818

Noninterest income
Other fees and service charges	84,270	30,636	172,204	99,084
Gain on sale of securities	—	—	3,504	58,042
Gain on sale of loans	180,999	42,876	562,402	184,122
Total non interest income	265,269	73,512	738,110	341,248

Noninterest expense
Compensation and employee benefits	247,509	215,473	762,508	577,659
Board fees	24,000	21,000	78,500	68,250
Occupancy	45,104	39,823	129,960	114,672
Legal and accounting	58,648	9,904	194,704	44,042
Printing & supplies	17,742	21,214	62,386	63,653
Property and equipment depreciation	19,162	19,441	56,016	55,900
Data processing	37,398	31,780	112,914	73,692
Other	90,278	70,443	303,592	229,424
Total non interest expense	539,841	429,078	1,700,580	1,227,292

Income (loss) before income tax benefit	43,429	(111,721)	(442)	(569,226)
Income tax benefit	—	—	—	—

Net income (loss)	$43,429	$(111,721)	$(442)	$(569,226)

Net income (loss) per common share
Basic and diluted income (loss) per share of common stock	$0.09	$(0.23)	$(0.00)	$(1.19)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income (loss)	$43,429	$(111,721)	$(442)	$(569,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,389	22,566	65,509	66,951
Provision for loan losses	34,900	18,000	63,600	351,300
Net amortization and accretion of premium and discounts	2,063	22,735	3,218	17,540
Deferred loan fees and costs, net	(70,940)	(14,836)	(30,128)	(55,212)
Earned stock compensation	1,001	999	2,999	2,997
Gain on sale of available for sale securities	—	—	(3,504)	(58,042)
(Increase) decrease in:
Loans held for sale	(80,753)	556,022	(1,116,108)	550,249
Accrued interest receivable	4,807	28,695	4,237	18,525
Other assets	60,002	(25,887)	71,134	(21,132)
Increase (decrease) in:
Accrued interest payable and other liabilities	(144,720)	15,559	(13,840)	(63,908)
Net cash provided by (used in) operating activities	(127,822)	512,132	(953,325)	240,042

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,247,999)	(495,781)	(3,757,374)	(8,760,529)
Proceeds from maturities of available-for-sale securities	—	621,360	500,000	969,184
Proceeds from sales of available-for-sale securities	417,371	500,000	6,386,591	8,107,840
Purchase of FHLB & UBB stock	(22,500)	—	(67,500)	(100,000)
Net (increase) decrease in federal funds sold	4,112,000	(750,000)	1,037,000	1,767,000
Loan origination’s and principal payments on loans, net	(1,632,297)	306,799	(3,658,906)	(7,317,721)
Purchase of property and equipment	(22,714)	(3,809)	(55,592)	(254,363)
Net cash provided by (used in) investing activities	603,861	178,569	384,219	(5,588,589)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	88,000	—	170,500	—
Net increase (decrease) in non-interest bearing demand and savings deposit accounts	(168,059)	666,215	1,471,631	4,366,930
Net (decrease) increase in time deposits	(111,128)	(1,744,946)	(123,680)	(2,358,521)
Proceeds from borrowings	112,000	—	212,000	3,400,000
Payment on borrowings	—	—	(300,000)	—
Net cash provided by (used in) financing activities	(79,187)	(1,078,731)	1,430,451	5,408,409
Net increase (decrease) in cash and cash equivalents	396,852	(388,030)	861,345	59,862
Cash and cash equivalents, beginning	2,812,574	1,318,025	2,348,081	870,133
Cash and cash equivalents, ending	$3,209,426	$929,995	$3,209,426	$929,995

Supplemental disclosure of cash flow information:
Cash paid for interest	$324,817	$435,979	$1,127,785	$1,342,194

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Unaudited)

Note 1:   PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and nine month periods ended March 31, 2003 include the accounts of Northern Star Financial, Inc. (the “Company”) and its wholly owned subsidiary Northern Star Bank (the “Bank”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included.  The results of operations for three and nine months ended March 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 3:   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.  For the three March 31, 2003 and 2002 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 498,439 and 479,506 respectively. For the nine March 31, 2003 and 2002 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 488,681 and 479,506 respectively. As of March 31, 2003 and 2002 of the potential common shares of 309,548 and 222,838 respectively, related to stock options, warrants, and convertible subordinated notes payable, 301,611 and 210,398, respectively, were exercisable and anti-dilutive.

During the quarter ended March 31, 2003, the Company issued 6,100 stock options with an exercise price of $5.00 and an expiration date of March 26, 2013.  These stock options are included in the totals indicated in the prior paragraph.

Note 4:   COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended March 31,
	2003	2002
Accumulated comprehensive income (loss) is composed of the following:

Unrealized gains (losses) on securities
Beginning balance	$52,728	$26,328
Current-period change net of tax	2,568	(78,136)
Ending balance	55,296	$(51,808)

Comprehensive income (loss) consists of the following:
Net loss	$(442)	$(569,226)
Other comprehensive income (loss)	2,568	(78,136)
Comprehensive income (loss)	$2,126	$(647,362)

Note 5:   STOCK OPTION ACCOUNTING

The Company accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis.  The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002
	(in thousands)

Net income, as reported	$43,429	$(111,721)	$(442)	$(569,226)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	8,675	32,889	47,022

Pro-forma net income	$43,429	$(120,378)	$(33,331)	$(616,248)

Earnings per share:
Basic, as reported	$0.09	$(0.23)	$(0.00)	$(1.19)
Basic, pro-forma	$0.09	$(0.25)	$(0.07)	$(1.29)
Diluted, as reported	$0.09	$(0.23)	$(0.00)	$(1.19)
Diluted, pro-forma	$0.09	$(0.25)	$(0.07)	$(1.29)

Basic shares	489,439	479,505	488,681	479,506
Diluted shares	489,439	479,505	488,681	479,506

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Northern Star Financial, Inc. is the bank holding company of Northern Star Bank (the “Bank”).  Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Bank for the three months and the nine months ended March 31, 2003.  This analysis should be read in conjunction with the Company’s 2002 Annual Report as filed on form 10KSB and with the unaudited financial statements and notes as set forth in this report.

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

Net Income

Net income increased to $43,429 for the three months ended March 31, 2003 compared to a loss of $111,721 for the three months ended March 31, 2002.  Basic earnings per share were $0.09 and $(0.23) for the three months ended March 31, 2003 and 2002, respectively.  Diluted earnings per share were $0.09 and $(0.23) for the three months ended March 31, 2003 and 2002, respectively.  Net loss decreased to $442 for the nine months ended March 31, 2003 compared to a loss of $569,226 for the nine months ended March 31, 2002.  Basic earnings per share were $0.00 and $(1.19) for the nine months ended March 31, 2003 and 2002, respectively.  Diluted earnings per share were $0.00 and $(1.19) for the nine months ended March 31, 2003 and 2002, respectively.  The increase in net income was mainly due to the increases in net interest income, non-interest income and a decrease in the provision for loan losses, which were partially offset by increases in other operating expenses.  Net interest income increased due to an increase in average interest earning assets and net interest margin.  Non-interest income increased due to an increase in the amount of residential mortgage loans sold.  Non-interest expenses increased during the three months ended March 31, 2003 due to expenses incurred in connection with continued growth in our Mankato customer base and due to the growth arising out of the Bank’s expansion into the St Cloud market and also due to the indirect cost incurred in connection with increased loan production.

The return on average equity was 2.15% for the three months ended March 31, 2003 compared to (5.22)% for the three months ended March 31, 2002.  Return on average assets for the three months ended March 31, 2003 was .09% compared to (.23)% for the three months ended March 31, 2002.  The return on average equity was (0.02)% for the nine months ended March 31, 2003 compared to (22.00)% for the nine months ended March 31, 2002.  Return on average assets for the nine months ended March 31, 2003 was (0.00)% compared to (1.32)% for the nine months ended March 31, 2002.  The increase in the return on average assets from 2002 to 2003 was due to the increase in net income noted above, which is the result of the 8.81% growth in average interest earning assets and an increase of 89 basis points in net interest margin, combined with the 116.30% increase in non-interest income, and partially offset by the 38.56% increase in non-interest expense.

Interest Income

Net interest income is a significant component of the Bank’s income from operations.  Net interest income is the difference between the gross interest earned on the loan and investment portfolios and the interest paid on deposits and other borrowings.  Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

Interest income for the three months ended March 31, 2003 increased to $694 thousand, compared to $682 thousand for the three months ended March 31, 2002.  This increase was due to the increase in average interest earning assets from $42.18 million for the three months ended March 31, 2002 to $45.51 million for the three months ended March 31, 2003, and was partially offset by decreases in interest rates during 2002 which resulted in a .37% decrease in the yield on interest earning assets for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002.  The yield on interest earning assets decreased to 6.10% for the three months ended March 31, 2003 compared to 6.47% for the three months ended March 31, 2002.

Interest income for the nine months ended March 31, 2003 increased to $2.14 million, compared to $2.01 million for the nine months ended March 31, 2002.  This increase was due to the increase in the average balance of interest earning assets and was partially offset by a decrease in the yield on interest earning assets. Average interest earning assets increased to $44.88 million for the nine months ended March 31, 2003 compared to $41.24 million for the nine months ended March 31, 2002.  The yield on interest earning assets decreased to 6.37% for the nine months ended March 31, 2003 compared to 6.71% for the nine months ended March 31, 2002.

The Bank’s portfolio of interest earning assets is comprised of the following primary components: cash and securities (15%), real estate, construction (8%), real estate, other (41%) consumer (22%) and commercial  (15%) loans.

Interest Expense

Interest expense for the three months ended March 31, 2003 decreased to $341 thousand compared to $420 thousand for the three months ended March 31, 2002.  This decrease was due to the decline in interest rates and was partially offset by an increase in average deposits and other borrowings.  Due to the decline in interest rates, the cost of deposits declined from 4.16%

for the three months ended March 31, 2002 to 2.94% for the three months ended March 31, 2003.  Average borrowings increased to $6.53 million with a cost of 4.49% for the three months ended March 31, 2003, compared to $6.30 million with a cost of 5.07% for the three months ended March 31, 2002.  Average interest-bearing liabilities increased to $43.02 million for the three months ended March 31, 2003 compared to $39.07 million for the three months ended March 31, 2002.

Interest expense for the nine months ended March 31, 2003 decreased to $1.12 million compared to $1.41 million for the nine months ended March 31, 2002.  This decrease was due to the decline in interest rates generally, and was partially offset by an increase in average deposits and other borrowings.  Due to the decline in interest rates, the cost of deposits declined to 3.29% for the nine months ended March 31, 2003 from 4.83% for the nine months ended March 31, 2003.  The largest component of interest bearing liabilities is time deposits.  Average time deposits increased to $22.77 million with a cost of 4.15% for the nine months ended March 31, 2003 compared to $22.58 million with a cost of 5.78% for the nine months ended March 31,2002.  Average interest-bearing liabilities increased to $42.55 million for the nine months ended March 31, 2003 compared to $38.01 million for the nine months ended March 31, 2002.

The increase in average interest bearing liabilities is a result of the Bank’s expansion into the St. Cloud market and to the continued growth of its customer base in the Mankato market.

Net interest income before provision for estimated loan losses

Net interest income before provision for estimated loan losses for the three months ended March 31, 2003 was $352,901, compared to $261,845 for the three months ended March 31, 2002.  Average interest earning assets were $45.51 million for the three months ended March 31, 2003 with a net interest margin of 3.10% compared to $42.18 million with a net interest margin of 2.48% for the three months ended March 31, 2002.

Net interest income before provision for estimated loan losses for the nine months ended March 31, 2003 was $1.03 million, compared to $0.67 million for the nine months ended March 31, 2002.  Average interest earning assets were $44.88 million for the nine months ended March 31, 2003 with a net interest margin of 3.05% compared to $41.24 million with a net interest margin of 2.16% for the nine months ended March 31, 2002.

The increases in net interest income were primarily due to the increase in average interest earning assets coupled with an increase in the net interest margin.

Provision for Estimated Loan Losses

Due to the growth in loans the provision for estimated loan losses totaled $34,900 for the three months ended March 31, 2003 compared to $18,000 for the three months ended March 31, 2002.  The provision for estimated loan losses totaled $63,600 for the nine months ended March 31,2003 compared to $351,300 for the nine months ended March 31, 2002.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income.  Other operating income was $265,269 for the three months ended March 31, 2003 compared to $73,512 for the three months ended March 31, 2002.

The Bank’s current policy is to sell in the secondary market all residential mortgage loans with a fixed interest rate and with a term of more than five years.  Mortgage loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Gains or losses on the sale of loans are recorded in noninterest income, based on the net proceeds received and the recorded investment in the loan.  Net gain on sale of loans increased from $42,876 for the three months ended March 31, 2002 to $180,999 for the three months ended March 31, 2003.  Net gain on sale of loans increased from $184,122 for the nine months ended March 31, 2002 to $562,402 for the nine months ended March 31, 2003.

During the three months ended March 31, 2003, the Bank originated for sale $11.86 million in residential mortgage loans compared to $3.55 million during the three months ended March 31, 2002.  The Bank originated $38.61 million in mortgage loans during the nine months ended March 31, 2003 compared to $15.29 million during the nine months ended March 31, 2002.  The Bank sold $11.86 million, or approximately 100%, of the residential real estate loans originated during the three months ended March 31, 2003 compared to $15.29 million or approximately 100%, of the residential real estate loans originated during the three months ended March 31, 2002.  Management estimates that approximately forty percent of the Bank’s current volume of residential mortgage lending is cyclical in nature and is the result of higher levels of residential mortgage lending activity associated with the present low interest rate environment.

Other fee income and service charges increased from $30,626 for the three months ended March 31, 2002 to $84,270 for the three months ended March 31, 2003.  The increase is the result of a 11.37% increase in average savings and interest bearing accounts from $32.8 million for the three months ended March 31, 2002 to $36.5 million for the three months ended March 31, 2003.

Other fee income and service charges increased to $172,204 for the nine months ended March 31, 2003, compared to $99,084 for the nine months ended March 31, 2002.

Noninterest Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company and the Bank in its normal course of business.  Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director/officer/employee expenses, office, and other expenses are the major categories of other operating expenses.  Noninterest expenses increased to $539,841 for the three months ended March 31, 2003 compared to $429,078 for the three months ended March 31, 2002.  Other operating expenses increased to $1.70 million for the nine months ended March 31, 2003 compared to $1.23 million for the nine months ended March 31, 2002.  During the nine months ended March 31, 2003, the Company and Bank incurred legal expenses totaling $103,124 due to their involvement in litigation arising out of the personal business affairs of former Company and Bank director Frank Gazzola.

The increase in other operating expenses is primarily due to the increase in salaries and employee benefits to $247,509 for the three months ended March 31, 2003 compared to $215,473 for the three months ended March 31, 2002.  For the nine months ended March 31, 2003, salaries and employee benefits were $762,508 compared to $577,659 for the nine months ended March 31, 2002.  The Bank opened a branch office late in the first quarter of the fiscal year ending June 30, 2002.  As a result of the increased loan origination and improved profitability, commissions, incentives and service awards have increased by $14,616 when comparing the quarter ended March 31, 2003 to March 31, 2002.  For the nine months ended

March 31, 2003, commissions, incentives and service awards have increased by $83,337 when compared with the nine months ended March 31, 2002.  Full time equivalent employees increased to eighteen as of March 31, 2003 compared to seventeen as of March 31, 2002.  In addition, employee insurance benefits rates increased by 12% from 2002 to 2003.

The Bank’s efficiency ratio, which is the ratio of operating expenses to net interest income before provision for loan losses plus non-interest income and excluding gain or loss on repossessed assets, decreased (improved) to 87% for the three months ended March 31, 2003 compared to 128% for the three months ended March 31, 2002.  For the nine months ended March 31, 2003, the Bank’s efficiency ratio was 96% compared to 122% for the nine months ended March 31, 2002.  The decrease in efficiency ratio was due to the increase in net interest and other operating income, partially offset by the increase in operating expenses. The increase in operating expenses is primarily due to the expansion of the Bank’s business.

Provision for Income Taxes

The effective income tax rate for the Company was 0 % for the three and nine months ended March 31, 2003 because the tax benefit of the net operating loss is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.  The Company’s deferred tax assets have been reduced to $0 by a valuation account due to the uncertainty of the Company’s ability to make use of the underlying net operating loss carry forwards.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2003 compared to March 31, 2002 and June 30, 2002

Total assets of the Bank increased to almost $50.0 million as of March 31, 2003 compared to $43.83 million as of March 31, 2002 and $48.57 million as of June 30, 2002 representing an increase of $6.17 million or 14.1% from March 31, 2002 to March 31, 2003.  This increase was primarily the result of the Bank’s internally generated loan growth funded by an increase in deposits.

Deposits, increased to $40.94 million as of March 31, 2003 compared to $34.83 million of March 31, 2002 and were $39.59 million as of June 30, 2002.  Cash and cash equivalents increased to $3.21 million as of March 31, 2003 compared to $.93 million as of March 31, 2002 and were $2.35 million as of June 30, 2002.  The increase in cash and cash equivalents was due to the decrease in investment securities combined with an increase in net loans.

Shareholders’ equity was $2.10 million as of March 31, 2003 compared to $2.34 million as of March 31, 2002 and was $1.92 million as of June 30, 2002.

Investments

The Bank’s investment portfolio consists primarily of securities issued by agencies of the United States and overnight investments in the Federal Funds market. US Government agency securities and mortgaged back securities totaled $5.97 million as of March 31, 2003 compared to $8.78 million as of March 31, 2002 and were $6.58 million as of June 30, 2002.  Average Federal Funds sold for the nine months ended March 31, 2003 were $2.87 million, compared to $2.35 million for the nine months ended March 31, 2002.

Loans

Loan balances, net of the allowance for loan losses, increased to $37.35 million as of March 31, 2003 compared to $30.47 million as of March 31, 2002 and $33.84 million as of June 30 2002.  Strong demand for loans resulted in a 22.6% growth rate in net loans since March 31, 2002.

Non-performing Assets.

Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”) and other repossessed assets.  Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.

Nonaccrual Loans.

Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible.  The Bank measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  The Bank places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of all payments due under the terms of the loan.  As of March 31, 2003, the Bank had ten loans on nonaccrual status totaling $2.13 million.  As of March 31, 2002, the Bank had three loans on nonaccrual status totaling $.76 million.  As of June 30, 2002, the Bank had seven loans on nonaccrual status totaling $1.81 million.

Classified Assets.

From time to time, management has reason to believe that certain borrowers will not repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans.  Each classified loan is monitored monthly.  Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and other repossessed assets) at March 31, 2003 were $2.16 million compared to $.79 million as of March 31, 2002 and were $1.84 million at June 30, 2002.

Allowance for Loan Losses.

The Bank has established a methodology for the determination of provisions for loan losses.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans.  The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and a specific allowance for identified problem loans.

In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan.  The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs.  Loans are charged off when they are deemed to be uncollectable, or partially charged off when portions of a loan are deemed to be uncollectable.   Recoveries are generally recorded only when cash payments are received.

The allowance for loan losses is maintained to cover losses inherent in the loan portfolio.  The responsibility for the review of the Bank’s assets and the determination of the adequacy of the general valuation allowance lies with the Director’s Loan Committee.  This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.  Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured.  The amount of the specific allowance is based on the estimated value of the collateral securing the impaired loans and other analyses pertinent to each situation.  Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level.  Management presents an analysis of the allowance for loan losses to the Bank’s board of directors on a quarterly basis.

The Directors’ loan committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses.  To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the committee’s estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.  By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

As of March 31, 2003 the balance in the allowance for loans losses was $718,045 compared to $571,191 as of March 31, 2002 and $661,170 as of June 30, 2002. The allowance for loan losses as a percentage of total gross loans was 1.89% as of March 31, 2003 compared to 1.83% as of March 31, 2002 and 1.93% as of June 30, 2002.  The allowance for loan losses as a percentage of nonaccrual loans was 34% as of March 31, 2003 compared to 68% as of March 31, 2002 and was 36% as of June 30, 2002. Management believes the allowance at March 31, 2003 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends, general economic conditions and other factors. For further information, see Part II Item 1: “Legal Proceedings”.

Deposits and Borrowings

Total deposits increased to $40.94 million as of March 31, 2003 compared to $34.83 million as of March 31, 2002 and $39.59 million as of June 30, 2002.  Interest bearing and non-interest bearing deposits increased to $36.22 million and $4.72 million, respectively, as of March 31, 2003 compared to $31.90 million and $2.93 million, respectively, as of March 31, 2002 and $35.02 million and $4.57 million, respectively, as of June 30, 2002.  The increase in deposit was used to fund loans held for investment and loans held for sale.  Retail deposits increased as part of the Bank’s overall expansion, including the addition of the St. Cloud banking offices in 2002.

Other borrowings totaled $5.04 million as of March 31, 2003, compared to $5.28 million as of March 31, 2002 and $5.28 million as of June 30, 2002.  Included in other borrowings are advances from the FHLB and other banks.  The Bank established a line of credit with the FHLB collateralized by loans and securities.  Funds from the credit line were used to purchase government securities and increase liquidity at the Bank.

In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank.  The Company borrowed $600,000 from an unaffiliated lender and contributed the proceeds to the equity capital of the Bank. In addition, the Company has issued $1.55 million of unsecured subordinated notes payable, the proceeds of which was used to provide equity capital to the bank and to pay the operating expenses of the Company.  The holders of the unsecured notes have the right to convert at any time prior to maturity all or any part of the notes into shares of common stock of the Company at the conversion rate.  The conversion rate is adjusted if the number of shares changes.

Capital

The Company’s capital increased to $4.33 million as of March 31,2003 compared to $4.16 million as of March 31, 2002 and was $4.16 million as of June 30, 2002.  The increase in capital, net of operating results, was due to the issuance of 31,000 shares of common stock for $170,500.

Management considers capital requirements as part of its strategic planning process.  Growth for the calendar year is expected to be approximately 10%.  Based on current projections, management believes that the Bank will continue to remain well capitalized during 2003.  Future asset growth is dependent upon many factors, including the Bank’s access to capital markets, earnings growth, and overall economic conditions.  The ability to obtain capital is dependent upon the capital markets as well as performance of the Bank.  Management regularly evaluates sources of capital and the timing required to accomplish its strategic objectives.

At March 31, 2003 and March 31, 2002, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.   As of March 31, 2003, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 12.07% compared to 12.90% as of March 31, 2002.  The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 10.81% as of March 31, 2003 compared to 11.65% as of March 31, 2002.  The Bank’s regulatory Tier 1 Capital to average assets ratio was 10.23% as of June 30, 2002.

Dividends.

Whether or not the Board of Directors will determine stock dividends or any cash dividends will be paid in the future depends upon their consideration of various factors.  The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends. There are state and federal statutory and regulatory requirements limiting the amount of dividends that may be paid to the Company by our Bank.  Generally, a bank may pay cash dividends out of current operating earnings to the extent that the current rate of earnings retention is consistent with our Bank’s capital needs, asset quality, and overall financial condition.  The governing regulatory agency has the authority to prohibit our Bank from engaging in business practices that the governing authority considers to be unsafe or unsound.  It is possible, depending upon the financial condition of our Bank, that the governing regulatory agency may determine that the payment of dividends to the Company by our Bank might, under some circumstances, be such an unsafe and unsound practice.

Neither the Company nor the Bank has plans to pay any cash dividends to its shareholders in the foreseeable future.

Liquidity

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long-term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, un-pledged  investment securities, and the ability to sell loans. As of March 31, 2003 liquid assets as a percentage of deposits were 11.34% compared to 15.69% as of March 31, 2002.

AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth, for the three and nine months ended March 31, 2003 and 2002, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For the Three Months Ended
	March 31, 2003				March 31, 2002
	Average Balance		Interest	Average Yield or Rates	Average Balance		Interest	Average Yield or Rates
Assets
Loans receivable	$36,164,518		$620,225	6.86%	$31,450,127		$546,094	6.95%
Investment securities	5,925,454		64,260	4.34%	9,978,561		133,355	5.35%
Federal funds sold	3,416,667		9,719	1.14%	754,411		2,816	1.49%
Total interest-earning assets	45,506,639		694,204	6.10%	42,183,099		682,265	6.47%
Non-interest-earning assets	3,923,669				2,031,783
Total assets	$49,430,308				$44,214,882
Liabilities and Stockholders’ Equity
Interest bearing deposits	$36,491,693		268,118	2.94%	$32,764,909		340,522	4.16%
Other liabilities	6,525,667		73,185	4.49%	6,300,511		79,898	5.07%
Total interest-bearing liabilities	43,017,360		341,303	3.17%	39,065,420		420,420	4.30%
Non-interest-bearing liabilities	4,382,831				3,181,971
Total liabilities	47,400,191				42,247,391
Stockholders’ Equity	2,030,117				1,967,491
Total liabilities and stockholders’ equity	$49,430,308				$44,214,882
Net interest spread				2.93%				2.17%
Net interest income/margin			$352,901	3.10%			$261,845	2.48%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.06	x			1.08	x

	For the Nine Months Ended
	March 31, 2003				March 31, 2002
	Average Balance		Interest	Average Yield or Rates	Average Balance		Interest	Average Yield or Rates
Assets
Loans receivable	$35,534,696		$1,881,633	7.06%	$28,401,831		$1,579,754	7.42%
Investment securities	6,478,429		232,419	4.78%	10,489,938		435,506	5.52%
Federal funds sold	2,866,186		28,698	1.34%	2,352,389		59,960	3.40%
Total interest-earning assets	44,879,311		2,142,750	6.37%	41,244,158		2,075,220	6.71%
Non-interest-earning assets	4,108,765				1,943,314
Total assets	$48,988,076				$43,187,472
Liabilities and Stockholders’ Equity
Interest bearing deposits	$35,978,484		888,780	3.29%	$32,678,167		1,183,200	4.83%
Other liabilities	6,575,568		228,342	4.63%	5,333,377		222,902	5.57%
Total interest-bearing liabilities	42,554,052		1,117,122	3.50%	38,011,544		1,406,102	4.93%
Non-interest-bearing liabilities	4,461,470				2,584,769
Total liabilities	47,015,522				40,596,313
Stockholders’ equity	1,972,554				2,591,159
Total liabilities and stockholders’ equity	$48,988,076				$43,187,472
Net interest spread				2.87%				1.78%
Net interest income/margin			$1,025,628	3.05%			$668,118	2.16%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.05	x			1.09	x

INVESTMENT PORTFOLIO

Contractual maturities and yields on the Company’s investments (all available for sale) are summarized in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with our without call or prepayment penalties

	March 31, 2003
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield

U.S. Agencies	$—	0.00%	$508,438	3.31%	$1,760,107	4.10%	$—	0.00%	$2,268,545	3.92%
Mortgage-back securities	—	0.00%	—	0.00%	1,268,082	5.21%	2,428,401	5.68%	3,696,483	5.52%
Corporate bonds	—	0.00%	508,841	6.06%	—	0.00%	—	0.00%	508,841	6.06%
	$—	0.00%	$1,017,279	4.69%	$3,028,189	4.56%	$2,428,401	5.68%	$6,473,869	5.00%

LOAN PORTFOLIO

The following table summarizes the composition of the loan portfolio.  Total gross loans including net of deferred loan fees and costs outstanding at March 31, 2003 and June 30, 2002 were $38,066,407 and $34,497,862, respectively.  This table excludes loans held for sale as of March 31, 2003 and June 30, 2002 of $1,741,843 and $625,735 respectively.  Loans held for sale are comprised of real estate mortgages.

	March 31, 2003		June 30, 2002
	Amount	% of Total	Amount	% of Total

Commercial & agricultural	$6,761,696	17.81%	$6,616,193	19.28%
Real estate - construction	3,525,628	9.29%	2,375,318	6.92%
Real estate - mortgages	18,062,754	47.57%	13,336,761	38.86%
Consumer loans	9,582,283	25.24%	11,809,464	34.41%
Lease financing	37,551	0.09%	179,995	0.53%
Total loans	$37,969,912	100.00%	$34,317,731	100.00%
Net deferred loan fees/(costs)	96,495		180,131
Less: allowance for loan loss	(718,045)		(661,170)
Total net loans	$37,348,362		$33,836,692

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The information in the following table is based on the contractual maturities of individual loans, including loans, which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval as well as modification of terms upon maturity.  Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties.  The following table summarizes loan maturities, by type at March 31, 2003 and June 30, 2002.

	As of March 31, 2003
	One Year or Less	After One but within Five Years	After Five Years	Total

Commercial & agricultural	$3,087,324	$2,122,287	$1,552,085	$6,761,696
Real estate - construction	2,752,109	773,519	—	$3,525,628
Real estate - mortgages	1,674,858	12,403,631	3,984,265	$18,062,754
Consumer loans	2,238,721	7,059,134	284,428	$9,582,283
Lease financing	1,182	36,369	—	$37,551
Total	$9,754,194	$22,394,940	$5,820,778	$37,969,912

Loans maturing after one year with
Fixed interest rate	$24,444,642
Floating interest rates	$3,771,076

	As of June 30, 2002
	One Year or Less	After One but within Five Years	After Five Years	Total

Commercial & agricultural	$2,728,795	$2,252,871	$1,634,527	$6,616,193
Real estate - construction	2,108,064	267,254	—	2,375,318
Real estate - mortgages	2,295,594	9,126,974	1,914,193	13,336,761
Consumer loans	3,169,551	7,367,969	1,271,944	11,809,464
Lease financing	51,438	128,557	—	179,995
Total	$10,353,442	$19,143,625	$4,820,664	$34,317,731

Loans maturing after one year with
Fixed interest rate	$19,929,853
Floating interest rates	$4,034,436

PROVISION AND ALLOWANCE FOR LOAN LOSSES

We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.

At March 31, 2003, the allowance for loan losses was $718,045, or 1.89%, of $38,066,407 in loan receivables (net of loans held for sale).  The provision for loan losses was made primarily as a result of management’s assessment of impaired loans and general loan loss risk as our loan portfolio increases.

	Nine Months Ended March 31, 2003	Year Ended June 30, 2002

Balance at beginning of period	$661,170	$234,989
Charge-offs	(14,330)	(359,751)
Recoveries	7,605	857
Net charge-offs	(6,725)	(358,894)
Provision charged to operations	63,600	785,075

Balance at end of period	$718,045	$661,170

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	1.22%

At March 31, 2003 and June 30, 2002 the allowance was allocated as follows:

	For the Nine Months Ended March 31, 2003		For the Year Ended June 30, 2002
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & agricultural	$48,667	17.81%	$42,318	19.28%
Real estate - construction	30,047	9.29%	17,815	6.92%
Real estate - mortgages	120,481	47.57%	85,373	38.86%
Consumer loans	518,568	25.24%	514,123	34.41%
Lease financing	282	0.09%	1,541	0.53%
Total	$718,045	100.00%	$661,170	100.00%

DEPOSITS

The following is a table of deposits by category at March 31, 2003 and June 30, 2002.

	As of March 31, 2003
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Average Rate Paid

Demand deposit	$4,715,328	11.52%	$4,010,573	10.03%	0.00%
Now and money market	8,570,502	20.94%	8,545,419	21.37%	1.85%
Savings	5,011,947	12.24%	4,662,563	11.66%	1.74%
Time accounts less than $100,000	17,994,202	43.96%	18,297,586	45.76%	4.13%
Time accounts of $100,000 or more	4,645,701	11.34%	4,472,916	11.18%	4.25%
Total deposits	$40,937,680	100.00%	$39,989,057	100.00%

	As of June 30, 2002
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Average Rate Paid

Demand deposit	$4,574,282	11.55%	$2,395,080	6.81%	0.00%
Now and money market	7,718,574	19.50%	5,734,695	16.31%	2.67%
Savings	4,533,290	11.45%	4,620,632	13.14%	2.41%
Time accounts less than $100,000	18,622,280	47.04%	18,763,158	53.37%	5.48%
Time accounts of $100,000 or more	4,141,303	10.46%	3,641,798	10.37%	5.80%
Total deposits	$39,589,729	100.00%	$35,155,363	100.00%

Maturities distribution of time deposits of $100,000.00 and over.

	As of December 31, 2002
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time Accounts of $100,00 or more	$1,136,543	$509,409	$1,261,306	$1,738,443	$4,645,701

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

Interest rate risk is the most significant market risk impacting the Company.  The Bank monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See the Company’s 2002 annual report on Form 10-KSB for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of June 30, 2002. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2003. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls.  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Part II
OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its wholly owned subsidiary bank, Northern Star Bank, are defendants in civil actions.

The Company was a defendant and third party plaintiff in a complaint originally filed on March 22, 2002 in the United States District Court for the Western District of Wisconsin by Catalytic Combustion Corporation 401(k) Profit Sharing Plan and Catalytic Combustion Corporation (“Plaintiffs”).  On March 31, 2003 the Company, the Third-Party Defendant, and the Plaintiffs entered into a confidential final and binding mutual release of all claims and settlement agreement.  All expenses incurred in connection with the settlement have been expensed.

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

The Company made certain loans to the former CFO during his tenure at the Company.  These loans are collateralized by securities owned by the former CFO.  The former CFO subsequently filed for bankruptcy.  The Bankruptcy court claims that since certain of the collateral was conveyed to the Bank within one year of the former CFO’s filing for bankruptcy and the former CFO was an insider, they are preferential transfers and must be reversed.  The effect of a successful outcome by the Bankruptcy court would increase the risk of loss to the Company on the loans to the former CFO.  As of March 31, 2003, the principal balance of loans outstanding approximates $475,000.  These loans are considered by management to be impaired, and a specific reserve relating to these loans approximating $260,000 has been included in the allowance for loan losses. (See Part II. Item 5 – Other Information)

Item 2  Changes in Securities

During the second quarter of the current fiscal year, the Board of Directors of the Company authorized a private placement of 40,000 shares of its common stock at a price of

$5.50 per share. The Company will not incur any underwriting or placement expenses in connection with this offering.  As of March 31, 2003, subscriptions to all of the authorized shares had been received.  As of March 31, 2003, payment for 31,000 shares of the 40,000 shares had been received.  The proceeds will be utilized to support our on-going operations.

Item 3  Defaults Upon Senior Securities

None to report.

Item 4  Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders.

Item 5  Other information

On May 5, 2003, the Bankruptcy Court approved a settlement agreement between the Bank and the Trustee in the Bankruptcy Estate of Frank Gazzola.  The agreement provides for the Bank to pay the Trustee the sum of three hundred and eighty thousand dollars ($380,000.00) in exchange for a release by the estate and trustee of all claims against Northern Star Bank, its current officers, its current directors, and its attorneys including claims to certain assets of the estate held as collateral by the Bank.   The agreement also provides for a release by the Bank, its current officers, current directors and attorneys, of all claims against the Bankruptcy Estate and the Trustee and their attorneys, except for the Bank’s Amended Claim upon the estate in the amount of $570,598.

Item 6  Exhibits and Reports Form 8-K

a) Exhibits

    See exhibit index immediately following Section 302 certifications

b) Reports on form 8-K

    During the quarter ended March 31, 2003, the Company filed one form 8-K as follows:

2/13/03 Press release with Second Quarter results of Northern Star Financial, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Date: May 14, 2003	By	/s/ Thomas P. Stienessen
Thomas P. Stienessen, President and Chief Executive Officer

Date: May 14, 2003	By	/s/ Gerald W. Eick
Gerald W. Eick, Treasurer

CERTIFICATIONS

I, Gerald Eick, Treasurer, certify that:

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

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	05/14/03	By:	/s/ Gerald W. Eick
Gerald W. Eick, Treasurer

CERTIFICATIONS

I, Thomas P. Stienessen, President and CEO, certify that:

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

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	05/14/03	By:	/s/ Thomas P. Stienessen
Thomas P. Stienessen, President and CEO

EXHIBIT INDEX

NORTHERN STAR FINANCIAL, INC.

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2003

EXHIBIT	DESCRIPTION

99.1	Certification of CFO Pursuant to Sec 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification of CEO Pursuant to Sec 906 of The Sarbanes-Oxley Act of 2002