Form 10KSB
period 2003-06-30
NORTHERN STAR FINANCIAL INC
filed 2003-09-26
CIK 1068179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

Commission File No.: 000-25231

NORTHERN STAR FINANCIAL, INC.
(Name of Small Business Issuer as specified in its charter)

Minnesota	41-1912467
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1650 Madison Avenue, Mankato, Minnesota 56001
Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (507) 387-2265

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒           No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year:  $2,880,317.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 12, 2003 was approximately $1,187,859 based upon the average high and low bid prices of the Registrant’s Common stock on such date.

There were 519,506 shares of Common Stock, $.01 par value, outstanding as of September 12, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23:  Portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one).  Yes ☐         No ☒

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

Certain statements in this Annual Report on Form 10-KSB include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume,” “plan,” “predict,” “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision.

The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; monetary and fiscal policies of the United States Government; changes in real estate valuations; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures or fraud; asset/liability matching risks and liquidity risks; civil disturbances or terrorist threats or acts; or apprehension about the possible future occurrences of acts of this type; the outbreak or escalation of hostilities involving the United States; and changes in the securities markets. Also, virtually all of the Company’s operations and customers are located in Minnesota. In addition, the potential for the occurrence of events similar to those of September 11, 2001, have increased the uncertainty related to the national and Minnesota economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

Northern Star Financial, Inc. (the “Company”) was incorporated under the laws of the State of Minnesota in January 1998 and operates principally as a bank holding company for its wholly owned subsidiary, Northern Star Bank, (the “Bank”). The Company is registered under the Bank Holding Company Act of 1956, as amended. The Bank is the principal source of income for the Company. The Company holds all of the capital stock of its subsidiary. All references herein to the “Company” include the Bank unless the context otherwise requires.

Our strategy is to establish de novo banks, branches, or representative offices in major retail centers located throughout Minnesota. By virtue of representative local ownership, management, and decision-making, we hope to benefit from the continuing trend in the banking industry towards merger and consolidation with the resulting loss of local control and personalized services. The Bank’s, business strategy and promotional activities emphasize service and responsiveness to local needs.  In order to compete with other financial institutions in its primary service area, the Bank relies principally on local promotional activities, personal contacts by its officers, directors, employees and stockholders, extended hours and specialized services. The Bank’s promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution sensitive to the particular needs of the community. The Bank also assists customers in obtaining loans in excess of the Bank’s lending limit or services not offered by the Bank by arranging such loans or services in participation with or through its correspondent banks.

The Bank is a community bank providing a broad range of commercial and retail banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in the communities we serve. The Bank’s customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Blue Earth, Nicollet, LeSueur, Benton, Sherburne and Stearns counties. Businesses served include manufacturers, distributors, contractors, professional corporations and partnerships, and service businesses.  We offer a range of loans including commercial, real estate, construction, inventory and accounts receivable, and equipment loans.  We also accept checking, savings, and time deposits; offer NOW and money market deposit accounts; and provide travelers’ checks, safe deposit boxes, and other customary non-deposit banking services. We issue VISA and MasterCard credit cards as an agent of a correspondent bank.

The Bank’s principal sources of income are interest and gain on sale of loans, interest and dividends collected on investments, gains on the sale of loans, and service fees on deposit accounts. The Bank’s principal expenses are interest paid on savings, time, NOW and money market deposits, loan loss provision, employee compensation, office expenses, and other overhead expenses.

MARKET AREA

Our principal market area is the Minnesota counties of Blue Earth, Nicollet, LeSueur, Benton, Stearns, and Sherburne, which includes the communities of Mankato and St. Cloud, Minnesota, from which we are expected to draw a significant portion of our business.  Approximately 85,000 people reside in Mankato and the surrounding area and 191,000 people reside in St. Cloud and the surrounding area.  For calendar year 2002, median household income of residents living in our principal market areas was approximately $55,000.

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

DEPOSITS

We offer a full range of deposit services that are typically available in most banks and savings associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market areas at rates competitive to those offered in the Mankato and St. Cloud, Minnesota areas. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs), and sweep accounts.  The FDIC insures all of the funds our customers place on deposit up to the maximum amount permitted by law.

LENDING ACTIVITIES

The Bank’s philosophy is to originate loans, taking into consideration the interests of its stockholders, safety of the depositors’ funds, preservation of Bank liquidity, welfare of the community and adherence to federal and state regulations. Loans will always be the major source of the Bank’s income. Various elements of risk are associated with each category of loan offered by the Bank. The economy plays an important part in lending risks, and these risks may be greater at times of economic downturns.

REAL ESTATE LOANS. The Bank originates multi-family and single-family residential construction loans. The Bank requires a first lien position on the construction site and offers these loans only to qualified residential building contractors. Currently, the Bank requires that the builder obtain permanent take-out financing for all multi-family construction loans prior to the start of construction.  Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project. The loan-to-value ratio for such loans is predominately 80% of the lower of the appraised value or project cost.  Loans for construction can present a high degree of risk to the lender, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions. Almost all first mortgage, single-family residential loans originated by the Bank are sold, servicing released, into the secondary market.

Additionally, the Bank offers first mortgage loans on commercial real estate and for owner-occupied or investment real estate having a loan-to-value ratio that does not exceed 80% with a maximum term of 30 years and call or re-pricing provisions every three to five years.  The increase in the Bank’s real estate loan portfolio is a result of this lending activity related to the origination of multi-family residential and commercial real estate. Commercial mortgage lending risks include: title defects, fraud, general real estate market deterioration, inaccurate appraisals, violation of consumer protection laws, interest rate fluctuations and financial deterioration of a borrower. Such loans typically carry adjustable interest rates.  The Bank is generally able to collect fees to the extent of the costs of underwriting the loan in connection with the origination of commercial and multi-family residential real estate loans.

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

CONSUMER LOANS. The Bank originates consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes including loans for automobiles and investments. Risks associated with these loans include fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

LOAN APPROVAL AND REVIEW.  Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit. We have established a directors’ loan committee that has lending limits, and any loan in excess of a lending officer’s lending limit will be approved by the directors’ loan committee. Our lending policy does not permit us to make loans to any director, officer, or employee of the Bank unless the loan is approved by the disinterested members of the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

CREDIT RISK AND LOAN REVIEW.  Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. The Bank incurs credit risk whenever it extends credit to or enters into other transactions with its customers.  The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for our management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and are being applied uniformly throughout the Bank. Implementation and daily administration of loan review rests with the Chief Lending Officer and the President who approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. The Board of Directors has made provisions for a third party outside loan review of all loans that meet certain criteria that were originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

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

ASSET/LIABILITY MANAGEMENT

The Bank’s objective is to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Various officers of the Bank are responsible for developing and monitoring policies and procedures to insure an acceptable asset/liability mix. Management’s philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank’s assets in commercial and commercial real estate related loans. The Bank’s asset/liability mix is periodically monitored. Management prepares a report reflecting interest-sensitive assets and interest-sensitive liabilities for the Bank’s Board of

Directors on a quarterly basis. Our objective is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

EMPLOYEES

At June 30, 2003, the Bank employed 16 full-time employees and 3 part-time employees. Various executive officers of the Bank also serve as the officers of the Company. Other than our chief executive officer, the Company does not compensate any other officer or employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

SUPERVISION AND REGULATION

General

Commercial banking is highly regulated at both the federal and state level.  In addition to a variety of generally applicable state and federal laws governing businesses and employers, the Company is extensively regulated by special laws applicable only to financial institutions.  Virtually all aspects of the Company’s operations are subject to specific requirements or restrictions and general regulatory oversight.  Deposits, reserves, capital, investments, loans, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, the scope of activities and other aspects of our operations are subject to regulation.  With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the financial institution and the federal deposit insurance fund or the protection of consumers or classes of consumers, rather than the specific protection of our stockholders.

Set forth below is a summary of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

As a registered bank holding company, the Company is subject to the supervision of, and to regular examination by, the Board of Governors of the Federal Reserve System (FRS). Historically the activities of bank holding companies, such as the Company, have been limited by the Bank Holding Company Act (BHCA) to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, and other activities which the FRS deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRS is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval from FRS to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank.

The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the

Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

The Bank is a state bank chartered by and subject to supervision of the State of Minnesota and the Federal Deposit Insurance Corporation (FDIC).  Deposit accounts at the Banks are insured by the FDIC, which currently insures deposits to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

PAYMENT OF DIVIDENDS

Whether or not the Board of Directors will elect to pay stock dividends or any cash dividends will be paid in the future depends upon their consideration of various factors.  The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends. There are state and federal statutory and regulatory requirements limiting the amount of dividends that may be paid to the Company by our Bank.  Generally, the Bank may pay cash dividends out of current operating earnings to the extent that the current rate of earnings retention is consistent with the Bank’s capital needs, asset quality, and overall financial condition.  The governing regulatory agency has the authority to prohibit the Bank from engaging in business practices that the governing authority considers unsafe or unsound.  It is possible, depending upon the financial condition of the Bank, that the governing regulatory agency may determine that the payment of dividends to the Company by the Bank might, under some circumstances, be such an unsafe and unsound practice.

Since there are no current operating earnings, no amounts are available for the payment of dividends.  Neither the Company nor the Bank has plans to pay any cash dividends to its stockholders in the foreseeable future.

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

Qualifying capital consists of two types of capital components: “core capital elements” (“Tier 1” capital) and “supplementary capital elements” (“Tier 2” capital).  Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles.  Core capital elements consist of (i) common stockholders’ equity, (ii) qualifying perpetual preferred stock, subject to certain limitations, and (iii) minority interests in the equity accounts of consolidated subsidiaries.  Supplementary capital (“Tier 2” capital) consists of such additional capital elements as (i) allowance for loan and lease losses (subject to limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock (subject to limitations).  The maximum amount of Tier 2 capital that may be included in qualifying total capital is limited to 100% of Tier 1 capital (net of goodwill).  Under current capital adequacy standards, financial institutions must meet a minimum ratio of qualifying capital to risk-weighted assets of 8%.  Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.  The Bank also must maintain an allowable leverage ratio.  The leverage ratio is defined as the ratio of Tier 1 capital to average total assets. See Note 17 to the consolidated financial statements for information regarding more stringent leverage capital requirements placed on the Bank as a result of litigation matters.

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

Generally, under regulations adopted by all of the bank federal regulatory agencies, “well capitalized” has been defined as an institution with a total capital to risk-based asset ratio of 10%, a Tier 1 capital to risk-based asset ratio of 6% and a Tier 1 leverage ratio of 5%.  The regulations further provide that an “adequately capitalized” institution must have a total capital to risk-based asset ratio of at least 8%, a Tier 1 capital to risk-based asset ratio of 4% and a Tier 1 leverage ratio of 4%.  Institutions not satisfying the requirements for “adequately capitalized” will be deemed “undercapitalized.”  Institutions with a total capital to risk-based asset ratio of 6% or less, a Tier 1 capital to risk-based asset ratio of 3% or less, or a Tier 1 leverage ratio of 3% or less will be deemed “significantly undercapitalized.”  Finally, the regulations provide that an institution with a Tier 1 leverage ratio of less than 2% will be deemed “critically undercapitalized.”  Federal bank regulatory agencies, including the FDIC, are authorized to downgrade a financial institution from one capital category to the next if they determine the asset quality, management, earnings or liquidity of that institution warrant such downgrade.  Under the regulations, as of June 30, 2003 and 2002, the Bank is classified as “well capitalized.”

AFFILIATE TRANSACTION LIMITATIONS

Financial institutions are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investment in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets from the Company or other affiliates.  Such restrictions prevent the Company and such other affiliates from borrowing from the Bank and any other subsequently acquired bank unless the loans are secured by marketable obligations of specified amounts.  Further, such secured loans, investments and other transactions between the Bank and the Company or any other affiliate are limited to 10% of the Bank’s capital and surplus (as defined by federal regulations) and such secured loans, investments and other transactions are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations).  Such transactions must also comply with regulations prohibiting terms that would be preferential to the Company or other affiliates of the Bank.  In fiscal year 2002, the Federal Reserve issued a new Regulation W to implement federal laws governing transactions between affiliates.  Regulation W restricts loans by a depositor institution to its affiliates, asset purchases by a depository institution from its affiliates and other transactions between a depository institution and its affiliates.

COMMUNITY REINVESTMENT ACT

Pursuant to the Community Reinvestment Act of 1977 (CRA), the federal regulatory agencies that oversee the banking industry are required to use their authority to encourage financial institutions to help meet the credit needs of the local communities in which such institutions are located, consistent with safe and sound banking practices.

When conducting an examination of financial institutions, such as the Bank, the agencies assess the institution’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This record is taken into account in an agency’s evaluation of an application for creation or relocation of domestic branches or for merger with another institution. Failure to address the credit needs of a bank’s community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken.

The federal banking agencies determine a bank’s CRA rating by evaluating its performance on lending, service, and investment tests, with the lending test as the most important. The tests are to be applied in an “assessment context” that is developed by the agency for a particular institution. The assessment context takes into account demographic data about the community, the community’s characteristics and needs, the institution’s capacities and constraints, the institution’s product offerings and business strategy, the institution’s prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

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

The third category of laws addresses problems that arise in particular aspects of credit transactions.  These laws include the Fair Credit Reporting Act of 1970, the Fair Debt Collection Practices Act of 1977, the Right to Financial Privacy Act of 1978, and the National Flood Insurance Act.

In addition to federal consumer protection laws, Company and Bank are subject to state consumer laws that govern interest rates, advertising, and trade practices.

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

USA PATRIOT ACT

The terrorist attacks in September, 2001 impacted the financial services industry and led to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).

The USA PATRIOT Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, USA PATRIOT Act requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. USA Patriot Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. USA PATRIOT Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

A number of the USA PATRIOT Act provisions became effective October 26, 2001. Additional regulations were adopted during 2002 and 2003 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Company has established policies and procedures to ensure compliance with the USA PATRIOT Act. As of the date of this filing, the Company does not believe that USA PATRIOT Act will have a significant adverse impact on the Company’s operations.

SARBANES-OXLEY

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley”) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for accounting firm partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate the certification requirement. In addition, under Sarbanes-Oxley, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or to the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are subject to disgorgement if the restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities generally within two business days of the change.

Sarbanes-Oxley also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as defined by the SEC) and if not, why not. A company’s public accounting firm is prohibited from performing audit services for the company if the company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by the auditor and participated in the company’s audit during the year preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. Sarbanes-Oxley also requires the public accounting firm that issues a company’s audit report to attest to and report on management’s assessment of the company’s internal controls.

Although the Company anticipates that it will incur additional expense in complying with the provisions of Sarbanes-Oxley, management does not expect that compliance will have a material impact on the Company’s financial condition or results of operations.

ITEM 2.                             DESCRIPTION OF PROPERTY

The Company and Bank’s office is located at 1650 Madison Avenue, Mankato, Minnesota.  The Bank has entered into a 10-year lease agreement with Colonial Square Partners, Inc. to lease approximately 5,000 square feet.  Dean Doyscher, a director and principal shareholder of the Company was, but no longer is, a partner of Colonial Square Partners, Inc.  Pursuant to the lease agreement, the Bank pays monthly rent of approximately $6,042 during the first three years of the lease, $6,250 a month for the next three years and $6,458 per month for the last four years of the lease term.  The Bank currently pays monthly rent of $6,384 a month.  The Bank has the option to extend the lease term for two consecutive five-year periods with a right of first refusal on any additional space that becomes available.  The Bank’s office includes a teller line with three tellers, two platform positions, two drive-through lanes, an ATM drive-through lane and executive and administrative offices.

The Bank also maintains a banking facility that is located at 300 East St. Germain Street in St. Cloud, Minnesota.  On March 7, 2001 the Bank has entered into a 10-year lease agreement with Five Star Properties of St. Cloud, LLC to rent approximately 3,100 square feet.  James H. Illies, a director of the Company and Bank, is an owner of Five Star Properties of St. Cloud, LLC.  Pursuant to the lease agreement, the Bank pays monthly rent of approximately $4,801 month.  Rents are scheduled to escalate at the rate of $1.00 per square foot annually during the next three years.  Under the terms of the lease the Bank will pay $20.00 per square foot during years six through ten.  The Bank has the option to extend the lease term for one consecutive five-year period with a right of first refusal on any additional space that becomes available.  The Bank’s office includes a teller line with three tellers, two platform positions, two drive-through lanes, an ATM drive-through lane and executive and administrative offices.

Under the terms of both of the above referenced leases, the landlord pays building insurance, taxes, assessments and all utilities except telephone.  Real estate tax increases over the base year of the lease are to be pro-rated based upon square footage.  These facilities are in good condition and meet our current needs.

ITEM 3.                             LEGAL PROCEEDINGS

The Bank was a defendant in a complaint filed on February 23, 2002 in United States District Court, District of South Dakota Southern Division by Bridge Lenders, LLC; Jim Perry; Larry Ticknor; Doug English; Rollyn H. Samp; Courtney Anderson; Henry Carlson, Jr.; Michael M. Samp; Ernest Olson; Don Davis; Jerry Landerville; Allen Lewis; Gary Viger; Glen Jamtgaard and Steve Herman (“Plaintiffs”).  The complaint arose out of a series of loans that the Bank made to Plaintiffs in 2000.  Plaintiffs used the proceeds of the loans to make an investment in Bridge Lenders, LLC, and Bridge Lenders, LLC in turn used the funds to make an investment in Phenix Biocomposites, which has defaulted in its obligations to Plaintiffs.  The Bank was a defendant in this action due to the fact that its former director, Frank Gazzola, was also a director of Phenix Biocomposites.  The Plaintiffs alleged that Mr. Gazzola failed to inform the Plaintiffs that their investment in Phenix Biocomposites was not secured.  The Plaintiffs claim that the Bank had a fiduciary duty to the Plaintiffs because of Mr. Gazzola’s dual role as a director of both the Bank and Phenix Biocomposites, that the Bank violated this fiduciary duty and a separate implied covenant of good faith and fair dealing when Mr. Gazzola allegedly provided false information to Plaintiffs, and that the false information allegedly provided by Mr. Gazzola constituted intentional or unintentional fraud by the Bank.  Plaintiffs seek compensatory, general, special and punitive damages.  The Bank denied the Plaintiffs’ allegations and brought a motion to dismiss all claims for lack of personal jurisdiction. On July 22, 2003, the court dismissed the complaint based upon the failure of the plaintiffs to enjoin Mr. Gazzola.  On July 28, 2003, the Bank initiated legal action in the Blue Earth county court of the State of Minnesota to compel payment on the notes.  On July 29, 2003, the Plaintiffs filed a revised complaint in United States District Court, District of Minnesota, re-asserting their earlier allegations.  The Bank denies the Plaintiffs’ allegations and intends to vigorously defend itself in this action while seeking repayment of its loans.

The Company was a defendant and third party plaintiff in a complaint originally filed on March 22, 2002 in the United States District Court for the Western District of Wisconsin by Catalytic Combustion Corporation 401(k) Profit Sharing Plan and Catalytic Combustion Corporation (“Plaintiffs”).  On March 31, 2003, the Company, the third party defendant, and the plaintiffs entered into a confidential final and binding mutual release of all claims and settlement agreement.  All expenses incurred in connection with the settlement have been expensed in the amount of $22,000.

During 1999 and 2000, the Bank made a series of loans to Frank Gazzola, then a Director of the Company, in various amounts at market rates of interest and for terms of various lengths of time. Mr. Gazzola defaulted on the loans and the Bank foreclosed on the collateral for the loans. The bankruptcy court claimed that since certain of the collateral was conveyed to the Bank within one year of Gazzola’s bankruptcy filing and since he was an insider, they were preferential transfers and must be reversed.  On June 12, 2003, in an out of court settlement, the court approved a settlement agreement where-in the Bank agreed to pay the bankruptcy court a settlement fee for which the Bank retained a claim against the unsecured assets of Mr. Gazzola’s bankruptcy estate and a release by the court of all claims to the collateral held by the Bank.  All expenses incurred in connection with the settlement have been expensed in the amount of $144,400.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.                             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the OTC Bulletin Board under the symbol “NSBK” since February 2, 1999.  Quotations in the following table represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Common Stock
Fiscal Quarter Ended	High Bid	Low Bid

September 30, 2001	6.00	6.00
December 31, 2001	3.00	3.00
March 31, 2002	6.75	6.75
June 30, 2002	5.75	5.75
September 30, 2002	7.25	6.50
December 31, 2002	6.50	5.75
March 31, 2003	7.00	4.75
June 30, 2003	6.50	4.75

At July 30, 2003, the last sale price for the Company’s common stock was $4.90 per share.  At June 30, 2003, there were issued and outstanding 519,506 shares of common stock of the Company held by 55 stockholders of record.  Record ownership includes ownership by nominees who may hold for multiple owners.

The Company has paid no dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future.

In the fourth quarter of fiscal year 2003, the Company sold $100,000 of unsecured convertible subordinated notes to an accredited investor.  The note bears an interest rate of 7.0% per annum and is convertible into common stock of the Company at the rate of $9.00 per share.  In connection with the sale of the note the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The investor has taken the note for investment purposes, and the notes contain a restrictive securities legend.

Generally, the Bank may pay cash dividends out of current operating earnings or retained earnings to the extent that the current rate of earnings retention is consistent with the Bank’s capital needs, asset quality, and overall financial condition.  The governing regulatory agency has the authority to prohibit the Bank from engaging in business practices that the governing authority considers unsafe or unsound.  It is possible, depending upon the financial condition of the Bank, that the governing regulatory agency may determine that the payment of dividends to the Company by the Bank might, under some circumstances, be such an unsafe and unsound practice.

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section presents management’s review of the operating results and financial condition of Northern Star Financial, Inc. (the “Company”) and its subsidiary, Northern Star Bank (the “Bank”). This section provides information which management believes may not be otherwise apparent from the Consolidated Statements of Financial Condition, Operations, Stockholders’ Equity and Cash Flows and is intended to assist readers in understanding the Company’s performance and financial condition.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING INFORMATION AND ACTUAL RESULTS MAY DIFFER

Statements that Northern Star Financial may publish, including those in this Annual Report on Form 10-KSB that are not strictly historical are “forward looking” statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about the Company’s plans, objectives, expectations and intentions that are not historical facts. When used in this Annual Report, the words “expects”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions are generally intended to identify forward-looking statements.  Statements made in this Annual Report regarding the Company’s beliefs and expectations that (i) it expects to be able to maintain or slightly improve its net interest margin in a declining rate environment; (ii) loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions; (iii) the present loan allowance is adequate; (iv) the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs; and (v) it expects a decrease in the overall cost of money during fiscal 2004 are “forward looking” statements which involve known and unknown risks and uncertainties that may cause the actual results to differ materially from those expected and stated in this announcement.  Actual results could differ as a result of: (i) a further slowdown of economic growth in the United States, particularly in the Company’s market areas; (ii) an increase in loan defaults; (iii) changes in consumer behavior resulting from the September 11, 2001 attack on the United States and changes in federal and state laws; (iv) increased competitions from other financial and non-financial institutions; (v) the failure of the Company to successfully implement its growth strategy; and (vi) costs and expenses incurred in defending the Company and Bank in connection with pending litigation and payment of damages and settlement costs associated with such litigation.

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

RESULTS OF OPERATIONS

Net Income (Loss)

The Company’s net operating loss totaled $232,816 for the fiscal year ended June 30, 2003, resulting in an improvement of $855,500 over the $1,088,316 net operating loss of the prior fiscal year ended June 30, 2002.  The basic loss per share in fiscal year 2003 was $0.47, compared to a basic loss of $2.27 and $0.21 in 2002 and 2001, respectively.  The net losses incurred during the fiscal year included $144,400 in settlement expenses incurred in connection with the litigation associated with the Gazzola bankruptcy (see Item 3. Legal Proceedings).  The net losses incurred during the fiscal year 2003 also included a $373,937 addition to the Bank’s reserve for loan losses.

During fiscal year 2003, the Company experienced increases in both earning assets and deposits. As a result of an increase in interest income of $137,517 and a decrease of $378,686 in interest expense, the Company realized an increase in net interest income of $516,203 as compared to $109,923 in 2002. This represents an increase of $403,280 or 367%.  The yield on interest earning assets decreased to 6.42% for the fiscal year ended June 30, 2003 compared to 6.62% on interest earning assets for the fiscal year ended June 30, 2002.

We maintain an allowance for loan losses that is intended to absorb inherent losses in the loan portfolio.  Loans are charged against the allowance when management believes collection of the principal is unlikely.  Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible.  As a result of an evaluation of the existing loans in our loan portfolio as well as the addition of new loans to the portfolio, the Company made provisions for loan losses of $373,937 during fiscal year 2003.

The Bank was successful in collecting interest totaling $12,687 on a loan that had previously been written off.  Interest forgone on non-accrual loans amounted to $74,936 during fiscal year 2003 compared to $70,894 during fiscal year 2002.

During the fiscal year ended June 30, 2003, the Bank’s loan portfolio including loans held for sale increased 18.64%.  The lower interest rate environment during fiscal year 2003, when compared to fiscal year 2002 resulted in a reduction in the Bank’s interest income, as shown in the rate column of the Rate/Volume Analysis table.

The lower interest rate environment during fiscal year 2003, as compared to fiscal year 2002, also resulted in a decrease in the Company’s total interest expense. The reduction in interest expense occurred primarily as a result of a decrease in the overall interest rate paid for deposits which was partially offset by an increase in total deposits.

Non-interest income totaled $1,087,177 for the year ending June 30, 2003 representing an increase of $639,712, or 142.96% over the prior year. The increase resulted primarily from gains on the sale of investment securities and loans, increased other fees and service charge revenue, which resulted from the increase in total deposits, increased mortgage lending activity arising out of refinancing activity associated with the comparatively low interest rate environment. Total non-interest expense increased $711,553, or 42.19% from $1,686,506 in 2002 to $2,398,059 during 2003 primarily as a result of the litigation settlement expenses, pay increases for existing staff as well as additions to our staff and to overall increases in the cost of operations associated with an increase in the number of deposit and loan accounts.

Net Interest Income

Net interest income increased $516,203, or 55.16% to $1,452,003 in 2003 after increasing 13.31% in 2002. While the yield on average earning assets declined to 6.42% in 2003 as compared to 6.62% in 2002, the cost of funds for average earning assets also decreased to 3.34% in 2003 from 4.71% in 2002. The amount of the increase in net interest income in 2003 is attributable to an increase of 8.30% in average earning assets, which was offset, by an 11.32% increase in average interest bearing liabilities.  The Bank’s interest rate spread improved to 3.08% from 1.91% at June 30, 2003 and 2002, respectively.  The Bank’s net interest margin increased from 2.26% during fiscal year 2002 to 3.24% and during fiscal year 2003.

The Bank’s net interest margin increased 98 basis points during fiscal year 2003 after decreasing 46 basis points in fiscal year 2002. This increase in 2003 was the result of several key items:

•      Interest forgone on nonaccrual loans during fiscal year 2003 totaled $74,936 as compared to $70,894 during fiscal year 2002.  This was a $4,042 deterioration year to year and reduced the yield on loans by 21 basis points and the net interest margin by 16 basis points.

•      Interest collected on loans that had previously been charged off or on nonaccrual status totaled $12,687.

•      Changes in the mix of the investment portfolio during fiscal year 2003 resulted in a decrease of 92 basis points in the average yield earned on investments securities.

•      The general decrease in the interest rate environment during 2003 resulted in a decrease of 142 basis points in the average yield earned on federal funds sold.

•      The decrease in interest rates during 2003 also resulted in a decrease of 153 basis points in the cost of average certificates of deposit.

•      During fiscal year 2002, the Company adopted provisions to its lending policies establishing a floor rate of interest for new and renewing loans.

During fiscal year 2003, average loans increased $6.70 million, or 22.68%, while investment securities decreased $3.44 million, or 34.87%, compared to fiscal year end 2002. Average interest bearing deposits increased $3.13 million, or 9.56% during 2003 and other borrowings increased $1.21 million, primarily as a result of a $700,000 increase in Federal Home Loan Bank advances and a $200,000 increase in the amount of convertible subordinated notes issued and outstanding.

Net interest income increased $109,923 or 13.31% during fiscal year 2002 after increasing 32.35% during fiscal year 2001. The increase in fiscal year 2002 is attributable to an increase of 36.34% in average interest earning assets combined with a 32.74% increase in average interest bearing deposits. In addition, during fiscal year 2002, the Company adopted provisions to its lending policies establishing a floor rate of interest for new and renewing loans.

The mix of earning assets at June 30, 2002 changed as compared to June 30, 2001 as a result of year-over-year loan growth of 41.98% during fiscal year 2002 as compared to 43.14% in fiscal year 2001.  Average interest bearing deposits increased  $8.08 million, or 32.74%.

Net interest margin decreased 46 basis points in 2002 after decreasing by 167 basis points in 2001. This improvement in 2002 was the result of several key items:

•      Interest forgone on nonaccrual loans during 2002 totaled $70,894. This reduced the yield on loans by 24 basis points and the net interest margin by 17 basis points.

•      No interest was collected on loans that had previously been on nonaccrual status.

•      The general decrease in interest rates during 2002 resulted in a decrease of 260 basis points in the average yield earned on federal funds sold.

•      The decrease in interest rates during 2002 also resulted in a decrease of 139 basis points in the average cost of certificates of deposit.

The volume variances for total interest income in 2003 compared to 2002 was comprised of an increase in average loans of 22.68% together with decreases in average investment securities and federal funds sold of 27.35%, combined for a net increase in interest income of $138,000. The continued decline of the interest rate environment offset by an increase in demand during fiscal year 2003 increased interest income $138,000, as compared to the prior year, with $173,000 of the decrease resulting from a 20 basis point decline in the yield earned on loans; a $252,000 decrease resulting from a 92 basis points decline in the yield earned on investment securities and a $27,000 decrease resulting from a 142 basis points decline in the yield earned on federal funds sold.  While average interest bearing liabilities increased 11.32% during 2003, the average rate paid on interest bearing liabilities declined 137 basis points resulting in a net decrease in total interest expense of $378,000.

Provision for Loan Losses

The provision for loan losses decreased $411,138 or 52.37% to $373,937 during the fiscal year ended June 30, 2003 as compared to $785,075 for the fiscal year ended June 30, 2002.  The decrease in the provision for loan losses is primarily in response to the decrease in loan growth during fiscal year 2003 as compared to fiscal year 2002 and to the resolution of the litigation associated with the Gazzola bankruptcy.

During fiscal year 2002, the Bank made a $204,095 provision for loan losses associated with the Bank’s loans to Mr. Gazzola and an additional provision of $406,775 associated with our assessment of the risk of loss inherent in the loans subject to litigation (see Item 3. Legal Proceedings).

During fiscal year 2003, the Bank made a $287,114 provision for loan losses associated with the risk of loss inherent in one commercial loan with an outstanding balance of approximately $600,000. The Bank does not have any other credits associated with the related industry and type of loan and, as a result, management does not believe the deterioration in this credit represents an adverse trend in the quality of our loan portfolio.

The provision for loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The provision for loan losses and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Bank’s market area. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

Net charge-offs during 2003 totaled $5,526 and represents a decrease of $353,368, or 98.5% over 2002.  During 2002, the Bank charged off $282,874 of principal and prior period interest in connection with the loans subject to the litigation noted above.  The Bank has not modified or significantly changed its underwriting standards or estimation methods and assumptions affecting the allowance for loan losses.

Non-Interest Income

Non-interest income increased 142.96% and 71.33% in 2003 and 2002, respectively. The primary components of noninterest income consist of: service charges, gain on sale of loans, and other noninterest income.

Other fees and service charge revenue increased 61.36% in 2003 compared to 2002 and 47.17% in 2002 compared to 2001. These increases are primarily the result of continued growth in demand deposits. While average total deposits increased 13.95% in 2003 and 35.43% in 2002, average noninterest-bearing demand deposits increased 73.98% and 78.74% and NOW and money market accounts increased 11.73% during 2003 as compared to 2002.

The Company experienced increased mortgage lending activity for both new loans and refinancing of existing loans due to the continued decline in mortgage lending rates during 2003. The increased lending activity resulted in an increase in the Company’s gain on sale of loans totaling $616,102, or 246.96% from 2002 to 2003 and $131,912, or 112.20% in 2002 as compared to 2001.

The Company realized gains on the sale of investment securities totaling $3,504 and $62,827 in 2003 and 2002, respectively.

Non-Interest Expenses

Non-interest expenses increased 42.19% in 2003 compared to 2002 and 52.58% in 2002 compared to 2001. The increase in non-interest expense during 2003 was primarily a result of litigation settlement expenses, increases in the number of full-time equivalent employees, and the cost of employee benefits, marketing and occupancy expenditures. During 2003, the Company experienced increases in salaries and employee benefits as a result of increases in the number of full time equivalent employees combined with increases in the salaries of officers and employees.  In addition, during 2003, the Company incurred $167,078 of expenses associated with the litigation arising out of the personal business affairs of former director Gazzola.

Noninterest expense is broken down into four primary categories each of which is discussed in this section.

Salaries and Employee Benefits

The number of full-time equivalent employees increased to 17 in 2003 compared to 15 in 2002 and 14 in 2001. Total salaries and benefits expense increased 28.84% in 2003 compared to 2002 and 64.25% in 2002 compared to 2001. The average total payroll and benefits per full-time equivalent employee increased 13.68% in 2003 compared to 2002 and increased 61.38% in 2002 compared to 2001. The increase in fiscal year 2002 was a result of opening a branch in St. Cloud, MN.

Incentive compensation includes compensation in the form of bonus awards to employees under the Incentive Compensation Plan and matching contributions to the Simple Individual Retirement Account Plan. The Incentive Compensation Plan pays incentive compensation to officers and employees based upon the achievement of specific performance goals within their area of responsibility combined with the achievement of company-wide performance goals. Matching contributions to the employee Simple Individual Retirement Account Plan are made at the rate of 2% of the employee’s base compensation.

Occupancy Expense

Occupancy expenses increased 15.90% in 2003 compared to 2002 and 169.11% in 2002 compared to 2001. The primary reasons for the increases in 2003 and 2002 are the expansion to St. Cloud and general increases in the maintenance of the Mankato and St. Cloud Office.

Other Non-interest Expense

Other non-interest expense increased 28.21% in 2003 as compared to 2002 and increased 37.81% in 2002 compared to 2001.

Third party data processing increased 40.71% during 2003. As a result of an increase in fees paid to a third party data processing service providers. As of June 30, 2003, third party data processing expenses increased $44,277, compared to 2002. Professional fees increased 350.25% during 2003 as a result of expenses related to on-going litigation, utilizing a third party firm to expand the internal audit function, and utilization of a third party human resource service provider.

During 2003, the Company expensed $101,500 for director fees. There was an increase of 11.23% in director fees when compared to 2002. The increase is attributable to an increase in the total number of outside directors.

During 2003, the Company expensed $236,884 in costs associated with the resolution of non-performing loans. Included in these costs are amounts paid for legal representation, security and other asset preservation expenses. The security and other property maintenance expenses were incurred by the Company in order to protect and preserve the quality of assets pledged as collateral for the non-performing loans.

Income Taxes

The effective income tax rate for the Company was 0% for the fiscal year ended June 30, 2003 and 2002 because the tax benefit of the net operating loss is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.  The Company’s deferred tax assets have been reduced by a valuation account due to the uncertainty of the Company’s ability to make use of the underlying net operating loss carry forwards.

FINANCIAL CONDITION AS OF JUNE 30, 2003

Average total assets increased 12.72% in 2003 compared to 2002 and 37.22% in 2002 as compared to 2001. Year-end asset at June 30, 2003 reached $51.3 million and represented an increase of 5.52% over June 30, 2002. The increase in 2003 and 2002 is a function of deposit growth in both the Mankato and St Cloud markets, as average deposits increased 13.95% and 35.43%, respectively.

During 2003, average gross loans increased 22.68%. This increase was funded by the growth in deposits combined with a 34.87% reduction in investment securities and 8.92% increase in federal funds sold.

Average non-interest earning assets at June 30, 2003 and 2002 increased 93.64% and 55.53% as compared to June 30, 2002 and 2001, respectively. The increase in average non-interest earning assets is attributable to the increase in loans held for sale.

Investment Securities

The available for sale investment portfolio decreased $3.49 million or 36.31%, at June 30, 2003 as compared to June 30, 2002 and decreased $25,442, or 0.26%, at June 30, 2002 as compared to June 30, 2001. The decrease in the investment portfolio during 2003 and 2002 occurred as a result of cash required to fund the loan grown not obtained by deposit growth.  The funds obtained through the sale of investments funded this loan growth.  During 2003 and 2002, proceeds received from sale and prepayments investment securities totaled $5.97 million and $14.26 million, respectively, and proceeds from the maturity of investment securities totaled $1.76 million and $1.59 million, respectively. Proceeds from the sale of investment securities resulted in gains totaling $3,504 and $62,827 for the years ended June 30, 2003 and 2002, respectively.

Loans

Gross loans outstanding as of June 30, 2003 and 2002 exceeded the comparable prior year-end totals by 15.90% and 43.53%, respectively. The reduced interest rate environment combined with increased business development efforts were the foundation for the growth in both years. The entry into the St Cloud market area in August 2001 substantially enhanced the bank’s loan generating capabilities.

The most significant segment of the loan portfolio is multi-family and commercial real estate loans, which represented 46.52% and 38.86% of the total portfolio at June 30, 2003 and 2002, respectively. Commercial and agricultural loans represent 17.55% and 19.28% of our loan receivables as of June 30, 2003 and 2002 respectively.  Loans made to individual consumers represented 24.69% and 34.41% of our loan portfolio as of June 30, 2003 and 2002, respectively.

Loans maturing after one year are approximately 69.02% of the loan portfolio and have a fixed rate of interest as of June 30, 2003, while approximately 82.35% of the portfolio matures within five years.

Deposits

Average deposits increased approximately 13.95% and 35.43% in 2003 and 2002, respectively. Due to a decreasing interest rate environment during 2003 and 2002, the average rate decreased 144 basis points and 150 basis points when comparing 2003 to 2002 and 2002 to 2001, respectively. Account growth at both the Mankato and St. Cloud banking facilities resulted in the deposit growth in 2003 and 2002. The growth was the result of business development efforts in the lending area as well as a continued influx of bank customers seeking a higher level of customer service than that experienced at major financial institutions. Certificates of deposit contain regular and individual retirement account balances. Certificates of $100,000 or more represent approximately 21.93% and 18.19% of the certificate of deposit portfolio at June 30, 2003 and 2002, respectively.

Short Term Borrowings

The Bank has a line of credit with a correspondent bank totaling $600,000 at June 30, 2003 and 2002. The current interest rate on this note is prime + 1.00%, with a maturity date of March 31, 2004, interest due quarterly.

Asset Quality

The Company’s nonaccrual policy is discussed in Note 1 to the consolidated financial statements. Interest income recorded on these nonaccrual loans was approximately $153,578 and  $201,158 in 2003 and 2002, respectively. Interest income foregone or reversed on these loans was approximately $74,936 and $70,894 in 2003 and 2002, respectively.

Non-performing loans increased $45,815 or 2.52%, in 2003. Portfolio delinquency decreased to 5.36% in 2003 from 6.06% in 2002, from 1.27% and .05% in 2001 and 2000, respectively. The dollar amount of the allowance for loan losses increased $368,411 during 2003 and increased $426,181 during 2002. The reasons for the decrease in the provision for loan losses in 2003 as compared to 2002 is explained in the “Provision for Loan Losses” section above.

When a loan becomes impaired as a result of a deterioration in credit quality to the extent that the bank no longer has reasonable assurance of timely collection of the full amount of principal and interest, the carrying value of the loan is reduced. The reduction in the carrying amount is recognized as a charge to earnings in the period in which impairment is identified.

When a loan has been identified as impaired its carrying value is reduced to its estimated realizable value.  When estimating the realizable value the bank considers: 1) the fair value of the collateral after holding and selling costs, 2) the value the bank would receive if the loan were sold, and 3) the present value of the discounted expected cash flow the bank will receive for the remaining life of the loan.

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

In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan.  The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs.  Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible.   Recoveries are generally recorded only when cash payments are received.

The allowance for loan losses is maintained to cover losses inherent in the loan portfolio.  The responsibility for the review of the Bank’s assets and the determination of the adequacy of the general valuation allowance lies with the director’s loan committee.  This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.  Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured.  The amount of the specific allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation.  Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level.  Management presents an analysis of the allowance for loan losses to the Bank’s board of directors on a quarterly basis.

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

Market Risk

Market risk is the risk to a company’s financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. The Company has no exposure to foreign currency exchange risk or any specific exposure to commodity price risk.

The Company’s major area of market risk exposure is interest rate risk (“IRR”). The Company’s exposure to IRR can be explained as the potential for change in its reported earnings and/or the market value of the Company’s net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of the Company’s assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with the interest rates. The effects of the changes in these present values reflect the change in the Company’s underlying economic value and provide a basis for the expected change in future earnings related to the interest rate. IRR is inherent in the role of banks as financial intermediaries, however a bank with a high IRR level may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, the Company and Bank must carefully evaluate IRR to promote safety and soundness in their activities.

The responsibility for the Company’s market risk sensitivity management has been delegated to the Asset/Liability Committee (“ALCO”). Specifically, ALCO utilizes computerized modeling techniques to monitor and attempt to control the influence that market changes have on rate sensitive assets (“RSA”) and rate sensitive liabilities (“RSL”).

Market risk continues to be a major focal point of regulatory emphasis. In accordance with regulation, each bank is required to develop its own IRR management program depending on its structure, including certain fundamental components, which are mandatory to ensure sound IRR management. These elements include appropriate regulatory and management oversight as well as a comprehensive risk management process that effectively identifies, measures, monitors and controls risk. Should a bank have material weaknesses in its risk management process or high exposure relative to its capital, the regulatory agencies will take action to remedy these shortcomings. Moreover, the level of a bank’s IRR exposure and the quality of its risk management process is a determining factor when evaluating a bank’s capital adequacy.

At June 30, 2003, the Bank held federal funds sold of $482,000 with a yield of 1.41% and available for sale investment securities totaling $6.11 million with a weighted-average, tax-equivalent yield of 4.70%, which was a decrease of $.55 million over June 30 2002 balance of $1,037,000 with a weighted-average, tax equivalent yield of 5.62%. In addition, gross loans totaling $39.77 million with a weighted-average yield of 7.03% were scheduled to mature within the same time frame. Overall, average interest-earning assets of $44.9 million have a weighted-average yield of 6.42%, which $10.9 million are scheduled to mature within one year.

As of June 30, 2003, interest-bearing liabilities including NOW accounts, money market and savings deposits of $13.3 million with a weighted-average cost of 1.71% were scheduled to mature within one year.  Certificates of deposit totaling $16.4 million have a weighted-average cost of 3.99%, which $16.4 million are scheduled to mature within one year.  In addition, short-term borrowings totaling $2.6 million with a weighted-average cost of 3.09% were also scheduled to mature within one year.  In aggregate, total interest-bearing liabilities of $42.7 million have a weighted-average cost of 3.34%, which $32.3 million are schedule to mature within one year.

Historical withdrawal patterns with respect to interest-bearing and noninterest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates, which may materially differ from actual results due to prepayments caused by changes in interest rates, sociological conditions, demographics, and the economic climate.

Models that consider repricing frequencies of RSA and RSL in addition to maturity distributions are also used to monitor IRR. One such technique utilizes a static gap report, which attempts to measure the Company’s interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals.

The Company’s interest rate sensitivity gap position, illustrating RSA and RSL at their related carrying values, is summarized in the Interest Rate Sensitivity Analysis Table. The distributions in the table are based on a combination of maturities; call provisions, repricing frequencies and prepayment patterns. Adjustable-rate assets are distributed based on the repricing frequency of the instrument.

The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate forecasts and market outlook, positions at the end of any period may not be reflective of the Company’s interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the above analysis, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. In addition, repricing of assets and liabilities is assumed in the first available repricing period. Actual payment patterns may differ from contractual payment patterns, and it has been management’s experience that repricing does not always correlate directly with market changes in the yield curve.

Fluctuations in interest rates can also impact the market value of assets and liabilities either favorably or adversely depending upon the nature of the rate fluctuations as well as the maturity and repricing structure of the underlying financial instruments. To the extent that financial instruments are held to contractual maturity, market value fluctuations related to interest rate changes are realized only to the extent that future net interest margin is either higher or lower than comparable market rates for the period. To the extent that liquidity management dictates the need to liquidate certain assets prior to contractual maturity, changes in market value from fluctuating interest rates will be realized in income to the extent of any gain or loss incurred upon the liquidation of the related assets.

Liquidity

The Company’s primary sources of liquidity are the sale of common stock, borrowings, and dividends from the Bank. In fiscal year 2003, the Company sold 40,000 shares of stock with proceeds from these shares of $220,000, there were no sales of stock in fiscal year 2002. It is the Company’s general policy to maintain liquidity levels at the parent which management believes to be consistent with the safety and soundness of the Company as a whole. Federal regulatory agencies have the authority to prohibit the payment of dividends by the Bank to the Company if a finding is made that such payment would constitute an unsafe or unsound practice or if the Bank would be undercapitalized as a result. Currently the Company’s primary uses of liquidity is associated with payment of operating expenses.

The Bank’s liquidity is managed on a daily basis by maintaining cash, federal funds sold, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates. The Bank maintains two lines of credit with correspondent banks, as a supplemental source of short-term liquidity in the event that saleable investment securities and loans or available new deposits are not adequate to meet liquidity needs. Furthermore, the Bank may also borrow on a short-term basis from the Federal Reserve in the event that other liquidity sources are not adequate.

At June 30, 2003, liquidity was considered adequate, and funds available in the local deposit market combined with scheduled maturities and prepayments of available for sale investment securities and borrowing facilities are considered sufficient to meet both the short and long-term liquidity needs and commitments. Compared to 2002, the Bank’s liquidity decreased in 2003.  As a result, the Bank sought to lower its cost of funds while growing its loan portfolio.

Capital Resources

Consolidated capital decreased $9,530, or 0.50%, during 2003. The decrease was due primarily to our net operating loss of $232,816. Capital was increased by $220,000 as a result of a private placement of 40,000 shares of the Company’s common stock. The consolidated capital to assets ratio decreased 23 basis points during the fiscal year ended June 30, 2003.

The Bank’s total risk-based and leverage capital ratios were 11.60% and 8.04%, respectively, at June 30, 2003 compared to 11.5% and 8.70%, respectively, at June 30, 2002. The total risk-based and leverage capital ratios at June 30, 2003, are in excess of the required regulatory minimums of 10% and 5%, respectively, for well-capitalized institutions.

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.  In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items.  Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity.  Commercial and other loan originations and re-financings tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities.

SECONDARY STOCK OFFERING AND ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES

During the second and fourth quarters of fiscal year 2003, the Board of Directors of the Company authorized a private placement of 40,000 and 20,000 shares respectively, of its common stock at a price of $5.50 per share.  In July 2003, the Board of Directors of the Company amended its original motion of 20,000 shares be increased to 50,000 shares.  The Company did not incur any underwriting or placement expenses in connection with these offerings.  As of July 31, 2003, subscriptions to all of the authorized shares had been received.  As of June 30, 2003, payment for 40,000 shares had been received.  The proceeds will be used to support our on-going operations.

In July and August 2001, the Company raised $1.0 million through the sale of convertible subordinated unsecured notes, and from June to August, 2002 the Company raised an additional $500,000 through the sale of similar notes.  The notes were issued for a three-year term and bear interest at the rate of eight percent per annum (as to the 2001 notes) and seven percent per annum (as to the 2002 notes), payable quarterly.  Investors in the notes were granted the right to convert their investment into shares of the Company’s common stock any time prior to maturity at the rate of $10.50 per share (as to the 2001 notes) and $9.00 per share (as to the 2002 notes).  In April 2003, the Company raised an additional $100,000 through the sale of similar notes to a director.  The notes sold in April 2003 were issued for a seven month term and bear interest at the rate of seven percent per annum payable quarterly.  Investors in the notes were given the right to convert their investment into shares of the Company’s common stock any time prior to maturity at the rate of $9.00 per share.

Average Balances, Yields and Rates

The following table summarizes our weighted average yields earned, weighted average rates paid, interest rate spread and net yield on earning assets and interest-bearing liabilities.

	For the Year Ended
	June 30, 2003				June 30, 2002
	Average Balance		Interest	Average Yield or Rates Paid	Average Balance		Interest	Average Yield or Rates Paid
Assets
Loans receivable	$36,226,724		$2,547,014	7.03%	$29,529,396		$2,130,429	7.21%
Investment securities	6,426,373		302,030	4.70%	9,866,372		554,514	5.62%
Federal funds sold	2,225,827		31,273	1.41%	2,043,466		57,857	2.83%
Total interest-earning assets	44,878,924		2,880,317	6.42%	41,439,234		2,742,800	6.62%
Non-interest-earning assets	4,378,059				2,260,896
Total assets	$49,256,983				$43,700,130
Liabilities and Stockholders’ Equity
Interest bearing deposits	$35,891,511		1,130,416	3.15%	$32,760,283		1,504,181	4.59%
Other liabilities	6,820,266		297,898	4.37%	5,606,850		302,819	5.40%
Total interest-bearing liabilities	42,711,777		1,428,314	3.34%	38,367,133		1,807,000	4.71%
Non-interest-bearing liabilities	4,514,078				2,826,075
Total liabilities	47,225,855				41,193,208
Stockholders’ Equity	2,031,128				2,506,922
Total liabilities and stockholders’ equity	$49,256,983				$43,700,130
Net interest spread				3.08%				1.91%
Net interest income/margin			$1,452,003	3.24%			$935,800	2.26%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.05	x			1.08	x

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated.  For each category of interest-earning and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume);  (iii) changes in rate-volume (changes in rate multiplied by the change in average volume)

	Year Ended June 30, 2003
	2003 vs 2002
	Increase (decrease) due to
	(dollars in thousands)
	Volume	Rate	Rate/Volume	Net
Interest income:
Loans receivable	$482	$(53)	$(12)	$417
Investment securities	(193)	(91)	32	(252)
Federal funds sold	5	(29)	(3)	(27)
Other interest-earning assets	—	—	—	—
Total interest-earning assets	294	(173)	17	138
Interest expense:
Deposit accounts	144	(473)	(45)	(374)
Other liabilities	66	(58)	(12)	(4)
Total interest-bearing liabilities	210	(531)	(57)	(378)
Net change in net interest income	$84	$358	$74	$516

	Year Ended June 30, 2002
	2002 vs 2001
	Increase (decrease) due to
	(dollars in thousands)
	Volume	Rate	Rate/Volume	Net
Interest income:
Loans receivable	$685	$(409)	$(141)	$135
Investment securities	266	(54)	(38)	174
Federal funds sold	(31)	(68)	16	(83)
Other interest-earning assets	—	—	—	—
Total interest-earning assets	920	(531)	(163)	226
Interest expense:
Deposit accounts	492	(370)	(121)	1
Other liabilities	188	(35)	(37)	116
Total interest-bearing liabilities	680	(405)	(158)	117

Net change in net interest income	$240	$(126)	$(5)	$109

Investment Portfolio

At June 30, 2003, our available for sale investments securities portfolio represented approximately 13.2% of our interest earning assets of $46 million.  We also held investments in stock of the Federal Home Loan Bank and United Bankers Bank in the amount of $367,100, and securities held for trading in the amount of $115,862, which are not included in the table below.

At June 30, 2002, our securities portfolio represented approximately 21.06% of our interest earning assets of $46 million.

	June 30, 2003
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield
U.S. Agencies	$—	0.00%	$507,656	3.31%	$1,259,828	4.11%	$499,255	4.02%	$2,266,739	3.91%
Mortgage-back securities	—	0.00%	164,558	5.75%	985,332	5.27%	2,168,540	5.74%	3,318,430	5.60%
Corporate bonds	—	0.00%	527,919	6.06%	—	0.00%	—	0.00%	527,919	6.06%
Mutual fund	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	$—	0.00%	$1,200,133	4.85%	$2,245,160	4.62%	$2,667,795	5.42%	$6,113,088	5.01%

	June 30, 2002
	One Year or Less	Yield	After one year thru five years	Yield	After five years thr ten years	Yield	After 10 years	Yield	Total	Yield
U.S. Agencies	$—	0.00%	$249,378	4.63%	$1,003,677	4.94%	$—	0.00%	$1,253,055	4.88%
Mortgage-backed securities	20,847	7.02%	—	0.00%	542,747	5.77%	4,767,437	5.75%	5,331,031	5.76%
Corporate bonds	—	0.00%	511,920	6.06%	—	0.00%	—	0.00%	511,920	6.06%
Mutual fund	2,502,514	3.14%	—	0.00%	—	0.00%	—	0.00%	2,502,514	3.14%
	$2,523,361	3.17%	$761,298	5.59%	$1,546,424	5.77%	$4,767,437	5.75%	$9,598,520	4.98%

Contractual maturities and yields on the Bank’s available for sale investments are summarized in the above table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Short-term investments in the amount of $482,000 and $1.0 million at June 30, 2003 and 2002, respectively, were funds invested in Federal Funds sold on an overnight basis, which are considered cash equivalents.

Interest Rate Sensitivity Analysis

The Company continually evaluates the asset mix of our balance sheet in terms of several variables:  yields, credit quality, appropriate funding sources and liquidity.  To effectively manage the liability mix of the balance sheet, the Company focuses on expanding various funding sources.  The interest rate sensitivity position at June 30, 2003 and 2002 is summarized in the following tables.  The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, for each period is show at the bottom of each table.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.  The tables may not be indicative of our rate sensitivity position at other points in time.

	As of June 30, 2003
	Within Three Months	After Three but within Twelve Months	After Twelve but within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest earning assets
Federal funds sold	$482	$—	$—	$—	$482
Investment securities	—	—	1,200	4,913	6,113
Loans receivable	5,368	5,061	22,323	7,021	39,773
Total earning assets	$5,850	$5,061	$23,523	$11,934	$46,368
Interest bearing liabilities
NOW and money market	$8,624	$—	$—	$—	$8,624
Savings	4,631	—	—	—	4,631
Time deposits	3,449	12,902	6,732	—	23,083
Borrowed funds	—	2,675	4,200	700	7,575
Total interest bearing liabilities	$16,704	$15,577	$10,932	$700	$43,913

Interest sensitivity gap	(10,854)	(10,516)	12,591	11,234	2,455
Cumulative interest sensitivity gap	(10,854)	(21,370)	(8,779)	2,455	2,455
Ratio of interest sensitivity gap to total earning assets	-23.41%	-22.68%	27.15%	24.23%	5.29%
Ratio of cumulative interest sensitivity gap to total earning assets	-23.41%	-46.09%	-18.93%	5.29%	5.29%

	As of June 30, 2002
	Within Three Months	After Three but within Twelve Months	After Twelve but within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest earning assets
Federal funds sold	$1,037	$—	$—	$—	$1,037
Investment securities	2,524	—	761	6,314	9,599
Loans receivable	3,772	6,581	19,144	5,446	34,943
Total earning assets	$7,333	$6,581	$19,905	$11,760	$45,579
Interest bearing liabilities
NOW and money market	$7,718	$—	$—	$—	$7,718
Savings	4,533	—	—	—	4,533
Time deposits	2,649	13,025	7,090	—	22,764
Borrowed funds	1,650	2,250	2,075	700	6,675
Total Interest bearing liabilities	$16,550	$15,275	$9,165	$700	$41,690

Interest sensitivity gap	(9,217)	(8,694)	10,740	11,060	3,889
Cumulative interest sensitivity gap	(9,217)	(17,911)	(7,171)	3,889	3,889
Ratio of interest sensitivity gap to total earning assets	-20.22%	-19.07%	23.56%	24.27%	8.53%
Ratio of cumulative interest sensitivity gap to total earning assets	-20.22%	-39.30%	-15.73%	8.53%	8.53%

Loan Portfolio

Since loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loan category.  The gross loans outstanding, at June 30, 2003 and 2002 were $39,881,709 and $34,497,862, respectively.  This table excludes loans held for sale as of June 30, 2003 and 2002 of $2,035,176 and $625,735, respectively.  Loans held for sale are comprised of real estate mortgages. The following table summarizes the composition of our loan portfolio.

	June 30, 2003		June 30, 2002
	Amount	% of Total	Amount	% of Total
Commercial & agricultural	$6,979,307	17.55%	$6,616,193	19.28%
Real estate - construction	4,433,072	11.15%	2,375,318	6.92%
Real estate - mortgages	18,504,208	46.52%	13,336,761	38.86%
Consumer loans	9,821,027	24.69%	11,809,464	34.41%
Lease financing	35,673	0.09%	179,995	0.53%
Total loans	$39,773,287	100.00%	$34,317,731	100.00%
Net deferred loan fees/(costs)	108,422		180,131
Less: allowance for loan loss	(1,029,581)		(661,170)
Total net loans	$38,852,128		$33,836,692

Loans in nonaccrual, past due and restructured loans are listed below:

	June 30
	2003	2002
Non-accrual loans	$1,844,911	$1,814,504

Accruing > 90 days past due	$—	$—

Troubled debt restructured	$—	$—

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following tables is based on the contractual maturities of individual loans, including loans, which may have been subject to renewal at their contractual maturity.  Renewal of these loans is subject to review and credit approval, as well as modifications in terms upon their maturity.  Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.  The following tables summarize loan maturities, by type, and related interest rate characteristics:

	As of June 30, 2003
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,613,798	$2,597,750	$1,767,759	$6,979,307
Real estate - construction	3,496,939	936,133	—	4,433,072
Real estate - mortgages	2,034,243	12,075,344	4,394,621	18,504,208
Consumer loans	2,283,747	6,678,656	858,624	9,821,027
Lease financing	—	35,673	—	35,673
Total	$10,428,727	$22,323,556	$7,021,004	$39,773,287
Loans maturing after one year with
Fixed interest rate	$27,452,321
Floating interest rates	$1,892,239

	As of June 30, 2002
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,728,795	$2,252,871	$1,634,527	$6,616,193
Real estate - construction	2,108,064	267,254	—	2,375,318
Real estate - mortgages	2,295,594	9,126,974	1,914,193	13,336,761
Consumer loans	3,169,551	7,367,969	1,271,944	11,809,464
Lease financing	51,438	128,557	—	179,995
Total	$10,353,442	$19,143,625	$4,820,664	$34,317,731
Loans maturing after one year with
Fixed interest rate	$19,929,853
Floating interest rates	$4,034,436

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan losses will be made periodically to maintain the allowance in an appropriate level based on our analysis of the potential risk in the loan portfolio.

The following table summarizes our Bank’s loan loss experience and the allowance for possible loan losses.

	Year Ended
	June 30,2003	June 30, 2002
Balance at beginning of period	$661,170	$234,989

Charge-offs:
Commercial & agricultural		(49,146)
Consumer loans	(14,680)	(310,605)
	(14,680)	(359,751)

Recoveries:
Commercial & agricultural	7,930
Consumer loans	1,224	857
	9,154	857

Net charge offs	(5,526)	(358,894)
Provision charged to operations	373,937	785,075

Balance at end of period	$1,029,581	$661,170

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	1.22%

The allowance for loan losses was allocated as follows:

	June 30, 2003		June 30, 2002
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & agricultural	$341,993	17.55%	$42,318	19.28%
Real estate - construction	26,896	11.15%	17,815	6.92%
Real estate - mortgages	151,417	46.52%	85,373	38.86%
Consumer loans	509,007	24.69%	514,123	34.41%
Lease financing	268	0.09%	1,541	0.53%
Total	$1,029,581	100.00%	$661,170	100.00%

Deposits and Other Interest-Bearing Liabilities

As of June 30, 2003, interest bearing deposits were 82.75% of interest-bearing liabilities compared to 82.99% for the same period ending June 30, fiscal year 2002.  The following tables summarize deposits by category.

	As of June 30, 2003
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Average Rate Paid
Demand deposit	$5,090,364	12.29%	$4,166,918	10.40%	0.00%
Now and money market	8,623,932	20.82%	8,676,758	21.66%	1.72%
Savings	4,630,763	11.18%	4,530,948	11.31%	1.70%
Time accounts less than $100,000	18,021,479	43.50%	18,096,268	45.17%	3.98%
Time accounts of $100,000 or more	5,062,172	12.21%	4,587,528	11.46%	4.02%
Total deposits	$41,428,710	100.00%	$40,058,420	100.00%

	As of June 30, 2002
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Average Rate Paid
Demand deposit	$4,574,282	11.55%	$2,395,080	6.81%	0.00%
Now and money market	7,718,574	19.50%	5,734,695	16.31%	2.67%
Savings	4,533,290	11.45%	4,620,632	13.14%	2.41%
Time accounts less than $100,000	18,622,280	47.04%	18,763,158	53.37%	5.48%
Time accounts of $100,000 or more	4,141,303	10.46%	3,641,798	10.37%	5.80%
Total deposits	$39,589,729	100.00%	$35,155,363	100.00%

As of June 30, 2003, the Bank had deposits classified as brokered deposit totaling $2.18 million.  The Bank does not rely on brokered deposits.  Core deposits, excluding time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our loan to deposit ratio was 96.27% at June 30, 2003 and 87.14% at June 30, 2002.  The maturity distribution of our time deposits is as follows.

	June 30, 2003
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time accounts less than $100,000	$2,939,671	$5,615,341	$4,475,488	$4,990,979	$18,021,479
Time accounts of $100,00 or more	509,409	1,986,830	824,491	1,741,442	5,062,172
Total	$3,449,080	$7,602,171	$5,299,979	$6,732,421	$23,083,651

	June 30, 2002
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time accounts less than $100,000	$2,248,843	$6,116,940	$4,659,090	$5,597,407	$18,622,280
Time accounts of $100,00 or more	400,000	1,843,086	405,750	1,492,467	4,141,303
Total	$2,648,843	$7,960,026	$5,064,840	$7,089,874	$22,763,583

RETURN ON EQUITY AND ASSETS

The following table shows the return (loss) on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for fiscal year 2003 and 2002.  Since its inception, we have not paid any cash dividends.  The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations.

	For the Year Ended June 30, 2003	For the Year Ended June 30, 2002
Return (loss) on average assets	(0.47)%	(2.48)%

Return (loss) on average equity	(12.13)%	(44.37)%

Equity to assets ratio	3.84%	5.59%

BORROWINGS

Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes.  If the need arises, the Bank may rely upon advances from the Federal Home Loan Bank of Des Moines to supplement its supply of lendable funds and to meet ending and deposit withdrawal requirements.  Advances from the FHLB are typically secured by a portion of the Bank’s security portfolio.  In addition to borrowings from FHLB, we have had a fully advanced line of credit in the amount of $600,000 with a correspondent bank in Minneapolis, Minnesota.

	As of and for the fiscal year Ended June 30
	2003	2002
Maximum balance	$7,575,000	$6,675,000

Average balance	6,820,266	5,606,850

Balance at end of period	7,575,000	6,675,000

Weighted average rate:
at end of period	4.03%	5.41%
during the period	4.37%	5.40%

ITEM 7.          FINANCIAL STATEMENTS

Northern Star Financial, Inc.

And Subsidiary

Consolidated Financial Report

June 30, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Northern Star Financial, Inc.

Mankato, MN

We have audited the accompanying consolidated statement of financial condition of Northern Star Financial, Inc and Subsidiary as of June 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Star Financial, Inc and Subsidiary as of June 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P
Certified Public Accountants

Minneapolis, MN

August 8, 2003

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Star Financial, Inc. and Subsidiary as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 20 to the consolidated financial statements, the Company is a defendant in significant litigation matters.

/s/	McGladrey & Pullen, L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

August 14, 2002

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30
	2003	2002
ASSETS

Cash and cash equivalents	$2,377,132	$2,348,081
Federal funds sold	482,000	1,037,000
Securities available for sale, at fair value	6,113,088	9,598,520
Securities held for trading, at fair value	115,862	—
Federal Home Loan Bank and United Bankers Bank stock, at cost	367,100	238,800
Loans held for sale	2,035,176	625,735
Loans receivable, net of allowance for loan and lease losses of $1,029,581 and $661,170	38,852,128	33,836,692
Accrued interest receivable	282,416	276,166
Premise and equipment, net of depreciation	503,397	535,938
Other assets	124,363	75,605
Total Assets	$51,252,662	$48,572,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$5,090,364	$4,574,282
NOW and money market	8,623,932	7,718,574
Savings	4,630,763	4,533,290
Time deposits	23,083,651	22,763,583
Total deposits	41,428,710	39,589,729
Notes payable and other borrowings	5,975,000	5,275,000
Convertible subordinated notes payable	1,600,000	1,400,000
Accrued interest payable and other	334,818	384,144
Total Liabilities	49,338,528	46,648,873

Stockholders’ Equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 519,506 and 479,506 shares issued and outstanding, respectively	5,195	4,795
Undesignated stock, par value $.01per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,378,104	4,158,504
Accumulated deficit	(2,513,175)	(2,280,359)
Unearned stock compensation	(8,005)	(12,004)
Accumulated other comprehensive income	52,015	52,728
Total Stockholders’ Equity	1,914,134	1,923,664
Total Liabilities and Stockholders’ Equity	$51,252,662	$48,572,537

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30
	2003	2002
Interest income:
Loans receivable	$2,547,014	$2,130,429
Securities available for sale	302,030	554,514
Federal funds sold	31,273	57,857
Total interest income	2,880,317	2,742,800

Interest expense:
Deposits	1,130,416	1,504,181
Borrowed funds	297,898	302,819
Total interest expense	1,428,314	1,807,000

Net interest income	1,452,003	935,800
Provision for loan losses	373,937	785,075

Net interest income after provision for loan loss	1,078,066	150,725

Non-interest income:
Other fees and service charges	218,092	135,159
Gain on sale of securities	3,504	62,827
Gain on sale of loans held for sale	865,581	249,479
Total non-interest income	1,087,177	447,465

Non-interest expense:
Compensation and employee benefits	1,022,991	794,026
Board fees	101,500	91,250
Occupancy	178,890	154,350
Printing & supplies	78,576	78,112
Property and equipment depreciation	75,282	73,474
Data processing	153,039	108,762
Professional fees	408,554	90,740
Other	379,227	295,792
Total non-interest expense	2,398,059	1,686,506

Income (loss) before income tax benefit	(232,816)	(1,088,316)
Income tax benefit	—	—

Net income (loss)	$(232,816)	$(1,088,316)

Net income (loss) per common share
Basic and diluted income (loss) per share of comon stock	$(0.47)	$(2.27)

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC AND SUBIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2003 and 2002

	Comprehensive Income (Loss)	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Accumulated Other Comprehensive Income (loss)	Total
Balance, June 30, 2001		$4,795	$4,158,504	$(1,192,043)	$(16,000)	$26,328	$2,981,584

Comprehensive income (loss):
Net loss	$(1,088,316)	—	—	(1,088,316)	—	—	(1,088,316)

Unrealized gain on securities	26,400	—	—	—	—	26,400	26,400
	$(1,061,916)
Restricted stock earned		—	—	—	3,996	—	3,996

Balance, June 30, 2002		4,795	4,158,504	(2,280,359)	(12,004)	52,728	1,923,664

Comprehensive income (loss):
Net loss	$(232,816)	—	—	(232,816)	—	—	(232,816)

Unrealized loss on securities	(713)	—	—	—	—	(713)	(713)
	$(233,529)
Restricted stock earned					3,999		3,999

Issuance of common stock		400	219,600	—	—	—	220,000

Balance, June 30, 2003		$5,195	$4,378,104	$(2,513,175)	$(8,005)	$52,015	$1,914,134

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
	2003	2002
Cash flows from operating activities:
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(232,816)	$(1,088,316)
Adjustments:
Depreciation	89,676	87,654
Provision for loan losses	373,937	785,075
Accretion and (amortization) of premiums and discounts, net	14,356	62,725
Stock compensation earned	3,999	3,996
Gain on sale of investments	(3,504)	(62,827)
Originations of loans held for sale	(59,812,028)	(17,116,084)
Proceeds from sales of loans held for sale	58,402,589	17,315,998
Other	(32,151)	(36,337)
Net cash used in operating activities	$(1,195,942)	$(48,116)

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,256,624)	(15,781,310)
Proceeds from maturities of available-for-sale securities	1,760,797	1,588,621
Proceeds from sales of available-for-sale securities	5,969,220	14,262,235
Purchase of FHLB and UBB stock	(128,300)	(100,000)
Net decrease in federal funds sold	555,000	2,401,000
Loan originations and principal payments on loans, net	(5,576,945)	(11,175,082)
Purchase of premise and equipment	(57,136)	(242,065)
Net cash used in investing activities	(1,733,988)	(9,046,601)

Cash flows from financing activities:
Net increase in non-interest bearing demand and savings deposit accounts	1,524,165	6,218,870
Net increase in time deposits	314,816	553,795
Proceeds from other borrowings	3,850,000	2,500,000
Repayments of other borrowings	(3,150,000)	(100,000)
Proceeds from issuance of convertible subordinated notes	400,000	1,400,000
Repayment of convertible subordinated notes	(200,000)	—
Proceeds from sale of common stock	220,000	—
Net cash provided by financing activities	2,958,981	10,572,665
Net increase in cash and cash equivalents	29,051	1,477,948
Cash and cash equivalents at beginning of year	2,348,081	870,133
Cash and cash equivalents at end of year	$2,377,132	$2,348,081

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,513,535	$1,899,553

Non-cash investing and financing activities:
Stock acquired in settlement of loan	$115,862	$—

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Summary of Significant Accounting Policies

The following summarizes the significant accounting policies Northern Star Financial, Inc. (the Company) follows in presenting its financial statements.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Northern Star Bank (the Bank).  All significant intercompany transactions and balances are eliminated in consolidation.

Nature of business – The Company is a bank holding company whose subsidiary provides financial services.  The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make secured and unsecured loans to business and professional concerns and mortgage loans secured by residential real estate and other consumer loans.  At June 30, 2003 and 2002, the Bank operated one retail banking office in Mankato, Minnesota and a full service branch office in St. Cloud, Minnesota. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Use of estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition, and income and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change related to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation allowance for deferred taxes.  In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Cash equivalents - For purposes of reporting cash flows, cash includes cash on hand and non-interest bearing balances due from banks.

Securities – Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.

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

Marketable securities that are acquired and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

Premium and discounts on all investment securities are accreted (deducted) and amortized (added), respectively, to interest income on the straight-line and interest methods over the period of the maturity of the related security.

Restricted Stock - The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Des Moines.  Because no ready market exists for this stock, and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower cost or estimated market value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Gains or losses on the sale of loans are recorded in non-interest income, based on the net proceeds received and the recorded investment in the loan.

Loans Receivable – Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-off, the allowance of loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.  Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using the level yield method.

A loan is impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows or, alternatively, the observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses was established by a charge to income based on management’s evaluation of the known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to makes its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Uncollectible interest on loans contractually past due for three months is charged off or an allowance is established based on management’s periodic evaluation.  The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent cash payments are received or until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

Loan origination fees and certain direct origination costs are capitalized with the net fee or cost recognized as an adjustment to interest income using the interest method.

Premises and Equipment – Leasehold improvements, furniture and equipment are carried at the lower of cost less accumulated depreciation or fair market value.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from three to seven years on furniture and equipment and five to twenty years on leasehold improvements.

Advertising – The Company expenses all advertising costs as incurred. Advertising costs of $52,562 and $42,589 are included in other non-interest expense for the years ended June 30, 2003 and 2002, respectively.

Income Taxes – Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the benefits will not be realized.  The effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in judgment about the realizability of deferred tax assets is included in income.

The Company files consolidated income tax returns with the Bank and they have entered into a tax sharing agreement which provides that the Bank will pay to the Company, or receive a refund from the Company, as if the Bank portion of income tax liability or benefit was separately determined based on the Bank’s taxable income or loss.

Salary Reduction – SIMPLE IRA plan – The Company provides a salary reduction plan, which covers substantially all of the Company’s employees who are eligible as to age and length of service.  A participant may elect to make contributions of up to the maximum amount eligible by law.  The Company makes contributions of 2 percent of each participant’s compensation and complies with the requirements of the plan agreement.

Earnings (Loss) Per Share – Basic income (loss) per share amounts are computed by dividing net income (loss) by weighted average number of common shares outstanding.  Diluted income (loss) per share amounts are computed by dividing net income (loss), adjusted for the effect of assumed conversions, by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options outstanding using the treasury method.

Nonvested restricted stock compensation is to be considered outstanding as of its issuance date for computing diluted EPS even though it is contingent upon future time-related vesting and is not included in basic EPS until the time-based vesting restriction has lapsed.

Stock Based Compensation - At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 10.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations.  No stock based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation.

	Year Ended June 30
	2003	2002
Net income (loss), as reported	$(232,816)	$(1,088,316)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23,694)	(47,022)

Pro forma net income (loss)	$(256,510)	$(1,135,338)

Earnings (loss) per share:
Basic–as reported	$(0.47)	$(2.27)
Basic–pro forma	$(0.52)	$(2.37)

Stock based compensation included in net loss as reported (see Note 11)	$3,999	$3,996

Fair Values of Financial Instruments - SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimated cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  SFAS No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented to do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures, presented in Note 15, for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents equal their fair values.

Debt and equity securities:  Fair values for debt and equity securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

FHLB and UBB stock: The carrying amount of FHLB and UBB stock approximates fair value.

Loans held for sale:  Fair values are based on quoted market prices of similar loans sold on the secondary market.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Gains or losses on the sale of loans are recorded in non-interest income, based on the net proceeds received and the recorded investment in the loan.

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

Reclassifications - Certain amounts in the financial statements for the prior year have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net loss, total assets, or total liabilities and stockholders’ equity as previously reported.

Recent Accounting Developments - In April 2002, FASB issued SFAS No. 145. Statement No. 145 rescinds SFAS No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The accounting, disclosure and financial statements provision of SFAS No. 145 was effective for our fiscal year beginning July 1, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified. The implementation had no impact to the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The implementation of this Statement does not impact the consolidated financial statements.

In October 2002, the FASB issued SFAS 147, which removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement were effective October 1, 2002, with earlier adoption permitted. The implementation of Statement No. 147 does not impact the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. Management does not expect this Statement to have a material impact to the consolidated financial statements. See Note 1 to the consolidated financial statements for stock based compensation disclosures.

The FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The Statement changes and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  The Statement is effective for contracts entered into or modified after June 30, 2003.  Management does not expect this Statement to have a material impact on the consolidated financial statements.

The FASB recently issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement improves the accounting for certain financial instruments which, under previous guidance; issuers could account for as equity.  The new Statement requires that those instruments be classified as liabilities in statements of financial position.  Most of the guidance is effective for all financial instruments entered into or modified after May 31, 2003.  The implementation of Statement of 150 does not impact the consolidated financial statements of the Company.

The Financial Accounting Standards Board Interpretation 45 expands the information required to be disclosed by guarantors for obligations under certain types of guarantees.  It also requires initial recognition at fair value of liability for such guarantees but does not generally address subsequent measurement of the liability.  In addition, Interpretation 34, Disclosure of Indirect Guarantees of Others, is rescinded, though the guidance contained therein has been carried forward into Interpretation 45 without modification.  The recognition and measurement provisions are applied prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for the current year’s financial statements.  Implementation of this Standard does not have an impact on the consolidated financial statements.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the consolidated financial statements.

Note 2.   Securities – Available for sale and held for trading

The amortized costs and approximate fair values of debt and equity securities are summarized as follows:

June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
US agency obligations	$2,249,496	$17,243	$—	$2,266,739
Mortgage-backed securities	3,275,935	48,489	(5,994)	3,318,430
Corporate bonds	500,962	26,957	—	527,919
	6,026,393	92,689	(5,994)	6,113,088
Securities held for trading:
Common stock	115,862	—	—	115,862
Total	$6,142,255	$92,689	$(5,994)	$6,228,950

June 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
US agency obligations	$1,246,295	$7,302	$(542)	$1,253,055
Mortgage-backed securities	5,263,117	67,914	—	5,331,031
Corporate bonds	501,227	10,693	—	511,920
Mutual fund	2,500,000	2,514	—	2,502,514
Total	$9,510,639	$88,423	$(542)	$9,598,520

Proceeds from the sale of securities for the year ended June 30, 2003 and 2002 were $5,969,220 and $14,262,235 respectively.  Net gains for the year ended June 30, 2003 and 2002 of $3,504 and $62,827, respectively, were realized on these sales.

The amortized cost and estimated market value of debt securities at June 30, 2003, by contractual maturity, are shown below.

	June 30, 2003
	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	1,002,239	1,035,574
Due from five to ten years	1,248,964	1,259,829
Due after ten years	499,255	499,255
	2,750,458	2,794,658

Mortgage-backed securities	3,275,935	3,318,430
	$6,026,393	$6,113,088

Anticipated maturities on mortgage-backed securities are not readily determinable since they may be prepaid without penalty.

Pledged securities:  Available for sale securities with an approximate carrying value of $2,800,000 and $3,200,000 at June 30, 2003 and 2002, respectively, were pledged to secure borrowings and for other purposes as required or permitted by law.

Changes in the unrealized gain (loss) on available for sale securities:

	Years Ended June 30
	2003	2002
Balance, beginning	$52,728	$26,328
Unrealized gain during the year	3,033	74,264
Less reclassification adjustments for gains realized in net income (loss)	(4,220)	(30,262)
Deferred tax effect related to unrealized gain	474	(17,602)
Balance, ending	$52,015	$52,728

Note 3.   Loans Receivable

Loans receivable consist of the following:

	June 30, 2003		June 30, 2002
	Amount	% of Total	Amount	% of Total
Commercial & agricultural	$6,979,307	17.55%	$6,616,193	19.28%
Real estate - construction	4,433,072	11.15%	2,375,318	6.92%
Real estate - mortgages	18,504,208	46.52%	13,336,761	38.86%
Consumer loans	9,821,027	24.69%	11,809,464	34.41%
Lease financing	35,673	0.09%	179,995	0.53%
Total loans	$39,773,287	100.00%	$34,317,731	100.00%
Net deferred loan fees/(costs)	108,422		180,131
Less: allowance for loan loss	(1,029,581)		(661,170)
Total net loans	$38,852,128		$33,836,692

A summary of the activity in the allowance for loan losses is as follows:

	Years Ended June 30
	2003	2002
Balance, beginning of period	$661,170	$234,989
Charge-offs	(14,680)	(359,751)
Recoveries	9,154	857
Provision charged to operations	373,937	785,075
Balance, end of period	$1,029,581	$661,170

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and their related interest.  Loan activity in these accounts for the year ended June 30, is as follows:

	2003	2002
Beginning balance	$3,957,000	$1,233,234
New loans	5,769,954	3,217,938
Participations sold	4,691,500	210,750
Less: Repayments	1,746,837	283,422

Ending balance	$3,288,617	$3,957,000

Interest income from related parties was approximately $250,000 and $187,000 as of June 30, 2003 and 2002, respectively.

Impaired loans:  Information about impaired loans as of and for the year ended June 30, 2003 is as follows:

Loans receivable at year end, all of which have related allowance for credit loss	$3,111,421
Average impaired loans (based on quarter end balances)	$2,333,336
Related allowance for credit losses at year end	$806,954
Interest income recognized on impaired loans	$29,584

Information about impaired loans as of and for the year ended June 30, 2002 is as follows:

Loans receivable at year end, all of which have related allowance for credit loss	$1,838,000
Average impaired loans (based on quarter end balances)	$824,000
Related allowance for credit losses at year end	$441,700
Interest income recognized on impaired loans	$56,000

Loans receivable on non-accrual status for which interest income has not been recognized were $1,844,911 and $1,814,504 at June 30, 2003 and 2002, respectively.  The interest income not recognized on these loans was $145,830 and $70,894, respectively.

Note 4.   Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	June 30
	2003	2002
Investment securities	$50,096	$43,913
Loans receivable	232,320	232,253

Total	$282,416	$276,166

Note 5.   Premises and Equipment

Premises and equipment consists of the following:

	June 30
	2003	2002
Leasehold improvements	$270,189	$250,009
Furniture and equipment	567,926	530,970
Total	838,115	780,979

Less accumulated depreciation	334,718	245,041

Premises and equipment, net	$503,397	$535,938

Note 6.   Deposits

	June 30
	2003	2002
Demand deposit	$5,090,364	$4,574,282
Now and money market	8,623,932	7,718,574
Savings	4,630,763	4,533,290
Time accounts less than $100,000	18,021,479	18,622,280
Time accounts of $100,000 or more	5,062,172	4,141,303
Total deposits	$41,428,710	$39,589,729

The scheduled maturities of time deposits are as follows:

Years ending June 30:
2004	$16,351,229
2005	3,679,253
2006	2,247,967
2007	597,191
2008	208,011
Total	$23,083,651

The amount of deposit accounts reclassified to the loan category was $27,348 and $5,097 as of June 30, 2003 and 2002, respectively.

Interest expense by category follows:

	June 30
	2003	2002
Demand deposit	$—	$—
Now and money market	148,974	152,983
Savings	77,077	111,256
Time accounts less than $100,000	719,918	1,028,611
Time accounts of $100,000 or more	184,447	211,331
Total	$1,130,416	$1,504,181

Deposits by related parties were approximately $6,617,000 and $6,144,000 as of June 30, 2003 and 2002, respectively.  Interest expense paid to related parties was approximately $208,000 and $282,000 as of June 30, 2003 and 2002, respectively.  Of the related party deposits, approximately $5,496,000 and $6,144,000 as of June 30, 2003 and 2002, respectively, were from two individuals and their corresponding businesses.

Note 7.   Notes Payable and Other Borrowings

Fixed-rate advances from the Federal Home Loan Bank of Des Moines (FHLB), interest payable monthly (1.44% to 5.36%), due at varying dates through 2011, secured by securities with a carrying value of approximately $2,800,000 and $3,200,000, and residential real estate loans with a carrying value of $6,600,000 and 3,957,000 as of June 30, 2003 and 2002, respectively.  A $500,000 advance from the Federal Home Loan Bank with a maturity date of October 2010 is callable quarterly.

Note payable to a bank, in the amount of $600,000, interest payable quarterly, variable interest rate of Prime + 1.00% at June 30, 2003 and 2002, secured by common stock of Northern Star Bank, matures March 31, 2004.

In connection with the note payable to the bank, the Company has agreed, among other things, to maintain certain financial ratios.  The agreement also has restrictions on the payment of dividends and limits future borrowing by the Company.

	June 30
	2003	2002
FHLB Borrowing	$5,375,000	$4,675,000
Note Payable	600,000	600,000
Total borrowing	$5,975,000	$5,275,000

At June 30, 2003, scheduled maturities, based on contractual maturity dates of the Company’s borrowings, including convertible subordinated notes payable were as follows:

Years ending June 30:
2004	$2,675,000
2005	3,350,000
2006	750,000
2007	100,000
2008	—
Thereafter	700,000
$7,575,000

Note 8.   Convertible Subordinated Notes Payable

The Company has completed two issuances of three-year, unsecured convertible subordinated notes payable and one issuance of seven-month, unsecured convertible subordinated notes payable.  The holders of the notes have the right to convert at any time prior to maturity all or any part of the notes into shares of common stock of the Company at the conversion rate.  The conversion rate is adjustable if the number of outstanding shares changes.  A summary of the convertible subordinated notes payable follows:

	First Issue	Second Issue	Third Issue
Total Authorized	$1,000,000	$500,000	$100,000
Principal Outstanding	1,000,000	500,000	100,000
Interest Rate	8.0%	7.0%	7.0%
Maturity Date	July thru August 2004	June 2005	December 2003
Conversion rate (per share)	$10.50	$9.00	$9.00
Conversion Shares	95,238	55,555	11,111

Convertible subordinated notes payable totaling $850,000 and $1,050,000 were issued to related parties as of June 30, 2003 and 2002, respectively. Interest expense paid to related parties was approximately $61,000 and $36,000 as of June 30, 2003 and 2002, respectively.

Note 9.   Income Taxes

The Company and the Bank incurred no current tax expense because taxable income was offset by net operating loss carry forwards.  A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

	Years Ended June 30
	2003	2002

Computed “expected” tax expense (benefit)	$(81,000)	$(380,000)

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax benefit	(15,000)	(69,000)
Other	36,000	13,000
Change in valuation allowance	60,000	436,000

Net income tax expense (benefit)	$—	$—

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities that create deferred tax assets and liabilities are as follows:

	June 30
	2003	2002
Deferred tax assets:
Loan loss allowance	$417,000	$268,000
Net operating loss carryover	616,000	708,000
Other	21,000	37,000
	1,054,000	1,013,000

Less: valuation allowance	(932,000)	(872,000)
Total deferred tax assets	122,000	141,000

Deferred tax liability:
Property and equipment	32,000	25,000
Unrealized gain on available for sale securities	35,000	35,000
Deferred loan fees and costs	55,000	81,000
Total deferred tax liabilities	122,000	141,000

Net deferred tax asset (liability)	$—	$—

During the years ended June 30, 2003 and 2002, the Company increased the valuation allowance by $60,000 and $436,000, respectively.  Management reviews the estimate of this valuation account on a regular basis, and it is reasonably possible that its estimate will change in the next year.

At June 30, 2003, the Company has a cumulative net operating loss carryover for tax purposes of approximately $1,522,000 available for future periods.  The loss carry forwards will begin to expire in 2019.

Note 10. Stock Options

In August 1998, the Company adopted the 1998 Equity Incentive Plan (the “Plan”) and reserved 41,700 shares of common stock for issuance pursuant to the Plan to certain employees and directors of the Company and its subsidiary.  In addition, the Company granted to its organizing directors options to purchase an aggregate of 30,800 shares outside the Plan.  These plans provide for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code as well as nonqualified stock options (collectively stock options).

In October 1999, the Company amended the Plan and reserved an additional 75,000 shares of its common stock for issuance.  The options vest over a period ranging from immediate to 3 years and must be exercised within 10 years of grant date.

The following summarizes the stock option activity:

	Shares Available for Grant	Options Shares Outstanding	Weighted Avg. Exercise Price
At June 30, 2001	42,900	104,600	$9.75

Granted	(22,000)	22,000	6.50

Exercised	—	—	—

At June 30, 2002	20,900	126,600	9.19

Granted	(25,600)	25,600	5.57

Shares cancelled	9,000	(9,000)	(9.66)

At June 30, 2003	4,300	143,200	$8.51

A summary of the status of the stock options as of and for the year ended June 30, 2003 is presented below:

	Shares	Weighted Avg. Exercise Price

Granted	143,200	$8.51
Outstanding	143,200	$8.51
Exercisable	130,095	$8.76

Stock options Issued	Weighted average fair value	Weighed average contractual life of options outstanding
1999	$4.33	5.3
2000	$3.06	6.4
2001	$2.15	7.4
2002	$0.47	8.4
2003	$0.57	9.4
overall		7.0

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant.  However, SFAS 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

The Company elected to follow APB 25 and related Interpretations in accounting for its employee stock options.  Under APB 25, the exercise price of the Company’s employee stock options equal the market price of the underlying stock on the date of grant, and, therefore, no compensation expense is recognized.

Proforma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and

Disclosure, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that statement. Proforma net income (loss) and earnings (loss) per share for the fiscal year end 2003 and 2002 follows:

	2003	2002
Net income (loss)
As reported	$(232,816)	$(1,088,316)
Pro forma	$(256,510)	$(1,135,338)

Earnings (loss) per common share and common share equivalent
As reported	(0.47)	(2.27)
Pro forma	(0.52)	(2.37)

The above-disclosed pro forma effects of applying SFAS No. 123 to compensation costs may not be representative of the effects on reported pro forma net income (loss) for future years.

The fair value for each option grant is estimated on the date of the grant using the Black Scholes Model. The model incorporates the following assumptions:

	Options Issued
	Fiscal 2003	Fiscal 2002
Risk-free interest rate	4.35%	5.34%
Expected life	10 Yrs.	5 Yrs.
Expected volatility	77.00%	81.00%
Expected dividends	None	None

Note 11.  Employee Benefits

In December 1999, the Bank adopted a salary reduction plan (Simple IRA) which covers substantially all full time employees.  The cost to the Bank for this plan was approximately $14,000 and $12,000 for the years ended June 30, 2003, and 2002, respectively.

On December 22, 1999, the Company granted its Chief Executive Officer a restricted stock award of 2,000 shares of the Company’s common stock. The shares are subject to a vesting period ranging from three to five years.  The unearned compensation, measured by the quoted price of the stock on the award date ($10 per share), is shown as a separate reduction of the stockholders’ equity.  The unearned compensation will be accounted for as expense over the vesting period. Unearned compensation and compensation expense was $8,005 and $3,999 and $12,004 and $3,996 at June 30, 2003 and 2002, respectively.

Note 12.  Commitments

At June 30, 2003, the Bank was obliged under operating leases for office space and equipment.  The Bank’s St. Cloud office space is leased from a lesser entity in which a Company stockholder has a significant interest.  Minimum lease payments under the operating leases are as follows:

For the Year Ended	Mankato Office lease	St. Cloud Office lease	Equipment lease
2004	$79,212	$61,679	$13,925
2005	80,292	66,111	9,821
2006	81,804	70,543	3,542
2007	81,804	87,163
2008	81,804	88,640
Thereafter	47,719	265,920
Total	$452,635	$640,056	$27,288

The Bank has an option to renew the Mankato office lease for two additional five-year terms and the St. Cloud office lease for an additional five-year term.  Rent expense for the fiscal year 2003 and 2002 was approximately $132,000 and $117,000, respectively.  Rent expense to related parties for fiscal year 2003 and 2002 was approximately $119,000 and $110,000, respectively.

Note 13.  Stock Warrants

On October 9, 1998, the Company entered into an agency agreement to sell the Company’s common stock.  In accordance with the agreement, warrants were issued to the underwriters to acquire 10,000 shares of the Company’s stock at $12.00 per share at any time prior to October 9, 2003.

On April 11, 2001, the Company entered into an agency agreement to sell the Company’s common stock.  In accordance with the agreement, warrants were issued to the underwriters to acquire 5,190 shares of the Company’s stock at $12.60 per share any time during the period of April 11, 2002 and April 11, 2006.

Note 14.  Financial Instruments With Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Bank had outstanding commitments for additional borrowings as follows:

	At June 30
	2003	2002
Revolving, open-end secured by 1-4 family residential	$1,438,965	$1,454,257
Commercial real estate, construction and land development	1,453,467	1,620,977
Other, agricultural real estate, unsecured and check credit	1,888,010	1,210,985
Total outstanding commitments and additional borrowings	$4,780,442	$4,286,219

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitments amounts do not necessarily represent future cash requirements. The Bank examines each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.

Commitments to sell loans amounted to $2,035,176 at June 30, 2003 and $625,735 at June 30, 2002.

Note 15.  Fair Value of Financial Instruments

The estimated fair values of the Company’s and the Bank’s financial instruments are as follows:

	June 30, 2003		June 30, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	2,377,132	2,377,132	2,348,081	2,348,081
Federal funds sold	482,000	482,000	1,037,000	1,037,000
Securities available for sale	6,113,088	6,113,088	9,598,520	9,598,520
Securities held for trading	115,862	115,862	—	—
Investment in FHLB and UBB stock	367,100	367,100	238,800	238,800
Loans held for sale	2,035,176	2,035,176	625,735	625,735
Loans	38,852,128	39,900,355	33,836,692	34,673,000
Accrued interest receivable	282,416	282,416	276,166	276,166
Financial liabilities;
Deposits	41,428,710	41,787,398	39,589,729	40,121,000
Notes payable and other borrowing	5,975,000	6,049,138	5,275,000	5,300,000
Convertible subordinated notes payable	1,600,000	1,607,774	1,400,000	1,421,000
Accrued interest payable	266,708	266,708	321,546	321,546

Interest Rate Risk:  The Company and the Bank assume interest rate risk (the risk that general interest rate levels will change) as a result of their normal operations.  As a result, the fair values of the Company’s and Bank’s financial instruments will change when rate levels change, and that change may be either favorable or unfavorable to the Company and the Bank.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed-rate obligations are less likely to prepay in a rising-rate environment and more likely to prepay in a falling-rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising-rate environment and less likely to do so in a falling-rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s and the Bank’s overall interest rate risk.

Note 16.  Concentration of Credit Risk

Concentration over insured limits:  The nature of the Bank’s business requires that it maintain amounts due from banks, which, at times, may exceed federally insured limits.  The Bank has not experienced any losses in such accounts.

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

Note 17.  Stockholders’ Equity and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations).  Management believes, as of June 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2003, the most recent notification for the Bank’s primary regulator (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Banking regulations restrict the amount of dividends that may be paid by the Bank without prior approval of bank supervisory authorities.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2003
Total Capital (to Risk Weighted Assets)	$4,518,323	11.60%	$3,117,680	>8.00%	$3,897,110	>10.0%

Tier I Capital (to Risk Weighted Assets)	$4,024,323	10.33%	$1,558,840	>4.00%	$2,338,260	>6.00%

Leverage Ratio Tier I Captial (to Average Assets)	$4,024,323	8.04%	$2,002,560	>4.00%	$2,503,200	>5.00%

As of June 30, 2002
Total Capital (to Risk Weighted Assets)	$4,298,000	11.50%	$2,990,000	>8.00%	$3,737,000	>10.0%

Tier I Capital (to Risk Weighted Assets)	$3,827,000	10.20%	$1,496,000	>4.00%	$2,245,000	>6.00%

Leverage Ratio Tier I Captial (to Average Assets)	$3,827,000	8.70%	$1,760,000	>4.00%	$2,199,000	>5.00%

The Bank may not declare or pay cash dividends to the Company if the effect would be to reduce capital below applicable regulatory requirements or if such declaration and payment would otherwise violate regulatory requirements.  Since there are no current operating earnings or retained earnings, no amounts are available for the payment of dividends.

During the second and fourth quarters of fiscal year 2003, the Board of Directors of the Company authorized a private placement of 40,000 and 20,000 shares respectively, of its common stock at a price of $5.50 per share.  In July 2003, the Board of Directors of the Company amended its original motion of 20,000 shares be increased to 50,000 shares.  The Company did not incur any underwriting or placement expenses in connection with these offerings.  As of July 31, 2003, subscriptions to all of the authorized shares had been received.  As of June 30, 2003, payment for 40,000 shares had been received.  The proceeds will be used to support our on-going operations.

Note 18.  Earnings (Loss) Per Share

The basic earnings (loss) per share amounts were computed using the weighted-average number of shares outstanding during the years presented.  For the years ended June 30, 2003 and 2002, the weighted-average number of shares outstanding for basic and diluted earnings (loss) per share were 495,084 and 479,506, respectively.  Common stock shares issuable upon the conversion of subordinated debt (Note 8) and from the exercise of stock options (Note 10) and warrants issued (Note 13) totaling 307,189 and 269,039 shares at June 30, 2003 and 2002 respectively, were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive

Note 19.  Parent Only Condensed Financial Information

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30
	2003	2002
Assets

Cash on deposit with subsidiary bank	$68,178	$71,993
Investment in subsidiary	4,076,339	3,879,824
	$4,144,517	$3,951,817
Liabilities and Stockholders’ Equity

Note payable to bank	$600,000	$600,000
Convertible subordinated notes payable	1,600,000	1,400,000
Other liabilities	30,383	28,153
	2,230,383	2,028,153

Stockholders’ equity	1,914,134	1,923,664
	$4,144,517	$3,951,817

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended June 30
	2003	2002
Interest income	$411	$8,505
Equity in undistributed income (loss) of subsidiary	197,227	(811,791)
	197,638	(803,286)

Interest expense	145,201	110,631
Non-interest expense	285,253	174,399
	430,454	285,030

Loss before income taxes	(232,816)	(1,088,316)

Income tax expense (benefit)	—	—
Net loss	$(232,816)	$(1,088,316)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$(232,816)	$(1,088,316)
Adjustments:
Equity in undistributed (income) loss of subsidiary	(197,227)	811,791
Earned stock compensation	3,999	3,996
Other	2,229	24,344
	(423,815)	(248,185)

Cash flows from investing activities:
Capital contributed to subsidiary bank	—	(1,600,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	220,000	—
Proceeds from issuance of convertible subordinated notes payable	400,000	1,400,000
Repayment of convertible subordinated notes payable	(200,000)	—
Proceeds from notes payable and other borrowing	—	500,000
	420,000	1,900,000

Net increase (decrease) in cash	(3,815)	51,815

Cash, beginning	71,993	20,178
Cash, ending	$68,178	$71,993

Note 20.  Litigation Matters

The Bank was a defendant in a complaint filed on February 23, 2002 in United States District Court, District of South Dakota Southern Division by Bridge Lenders, LLC; Jim Perry; Larry Ticknor; Doug English; Rollyn H. Samp; Courtney Anderson; Henry Carlson, Jr.; Michael M. Samp; Ernest Olson; Don Davis; Jerry Landerville; Allen Lewis; Gary Viger; Glen Jamtgaard and Steve Herman (“Plaintiffs”).  The complaint arose out of a series of loans that the Bank made to Plaintiffs in 2000.  Plaintiffs used the proceeds of the loans to make an investment in Bridge Lenders, LLC, and Bridge Lenders, LLC in turn used the funds to make an investment in Phenix Biocomposites, which has defaulted in its obligations to Plaintiffs.  The Bank was a defendant in this action due to the fact that its former director, Frank Gazzola, was also a director of Phenix Biocomposites.  The Plaintiffs alleged that Mr. Gazzola failed to inform the Plaintiffs that their investment in Phenix Biocomposites was not secured.  The Plaintiffs claimed that the Bank had a fiduciary duty to the Plaintiffs because of Mr. Gazzola’s dual role as a director of both the Bank and Phenix Biocomposites, that Northern Star Bank violated this fiduciary duty and a separate implied covenant of good faith and fair dealing when Mr. Gazzola allegedly provided false information to Plaintiffs, and that the false information allegedly provided by Mr. Gazzola constituted intentional or unintentional fraud by the Bank.  Plaintiffs sought compensatory, general, special and punitive damages.

On July 22, 2003, the District Court for the District of South Dakota dismissed all claims against the Bank.  The dismissal was based on the Court’s determination that Mr. Gazzola is an indispensable party-defendant; and on the fact that Plaintiffs failed to comply with the Court’s June 5, 2003 order directing Plaintiffs to join Mr. Gazzola.  The dismissal of the Plaintiff’s claim is without prejudice.

On July 31, 2003, the Plaintiffs filed a new complaint in the United States District Court for the District of Minnesota.  In the new complaint, the Plaintiffs assert claims against the Bank that are substantially the same as the claims they had asserted in the complaint that was dismissed in South Dakota.  The Plaintiffs added Mr. Gazzola as named defendant in the new complaint.  The Bank denies the Plaintiffs’ allegations and intends to vigorously defend itself in this action.  On August 26, 2003, the Bank served and filed a motion to dismiss the new complaint.

The Bank has commenced separate collection actions in Minnesota State Court against some of the Plaintiffs who are in default under the terms of their outstanding notes to the Bank.

The Company was a defendant and third party plaintiff in a complaint originally filed on March 22, 2002 in the United States District Court for the Western District of Wisconsin by Catalytic Combustion Corporation 401(k) Profit Sharing Plan and Catalytic Combustion Corporation (“Plaintiffs”).  On March 31, 2003, the Company, the third party defendant, and the plaintiffs entered into a confidential final and binding mutual release of all claims and settlement agreement.  All expenses incurred in connection with the settlement have been expensed in the amount of $22,000.

During 1999 and 2000, the Bank made a series of loans to Frank Gazzola, then a Director of the Company, in various amounts at market rates of interest and for terms of various lengths of time. Mr. Gazzola defaulted on the loans and the Bank foreclosed on the collateral for the loans. The bankruptcy court claimed that since certain of the collateral was conveyed to the Bank within one year of Gazzola’s bankruptcy filing and since he was an insider, they were preferential transfers and must be reversed.  On June 12, 2003, in an out of court settlement, the court approved a settlement agreement where-in the Bank agreed to pay the bankruptcy court a settlement fee for which the Bank retained a claim against the unsecured assets of Mr. Gazzola’s bankruptcy estate and a release by the court of all claims to the collateral held by the Bank.  All expenses incurred in connection with the settlement have been expensed in the amount of $144,400.

Of the litigation, neither management nor the Company’s legal counsel can determine the likelihood of loss or an estimated amount.  Accordingly, no accrual, other than certain specific reserves for loan losses noted above, has been made for the potential loss related to this claim.

This suit is significant to the Bank and the Company and could have a detrimental impact on the future of the Bank and the Company.  A significant loss could result in the Bank and the Company falling below the minimum regulatory capital requirements.  Failure to meet minimum regulatory requirements can initiate certain mandatory and possible discretionary actions by the regulators that, if taken, could have a direct material adverse effect on the Bank’s and the Company’s consolidated financial statements.

The Bank’s and the Company’s plan with regards to this potential loss is to raise additional equity capital to fund operations, should the need arise.  There is, however, no assurance that the Bank and the Company would be successful in raising additional capital should the need arise.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 15, 2001, the Company dismissed Bertram Cooper & Co., LLP, the independent accountant which had been engaged by the Company for prior fiscal years. There were not any disagreements with Bertram Cooper & Co., LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Bertram Cooper & Co., LLP’s satisfaction, would have cause it to make reference to the subject matter of the disagreement in connection with its report, nor has Bertram Cooper & Co., LLP’s report on the financial statements of the Company for the past two years contained an adverse opinion or disclaimer of opinion or been qualified as to uncertainty, audit scope or accounting principles, nor are there any events requiring disclosure under Item 304(a)(1)(iv)(B) of Regulation S-B.

On September 15, 2001, the Company’s Audit Committee and Board of Directors approved McGladrey & Pullen, L.L. P. to serve as the Company’s independent auditors for the 2002 fiscal year.  During the two most recent fiscal years prior to September 15, 2001, the Company had not consulted with McGladrey & Pullen, L. L. P. on items which  (i) involve the application of accounting principles to specified transactions either completed or proposed, or involved the type of audit opinion which might be rendered upon the Company’s financial statements, or (ii) concern the subject matter of a disagreement or reportable event with the former auditor.

On September 24, 2002, the Company dismissed McGladrey & Pullen, LLP, the independent accountant, which had been engaged by the Company for the fiscal year ended June 30, 2002. There was not any disagreements with McGladrey & Pullen, LLP, the independent accountant engaged by the Company for 2002 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey & Pullen, LLP’s satisfaction, would have cause it to make reference to the subject matter of the disagreement in connection with its report, nor did McGladrey & Pullen, LLP’s report on the financial statements of the Company for the past year contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope or accounting principles, nor are there any events requiring disclosure under Item 304(a)(1)(iv)(B) of Regulation S-B.  McGladrey & Pullen, LLP’s opinion did include an explanatory paragraph regarding significant litigation matters.

On October 28, 2002, the Company’s Audit Committee and Board of Directors approved Boulay, Heutmaker, Zibell, & Co. P.L.L.P. to serve as the Company’s independent auditors for the 2003 fiscal year.  During the two most recent fiscal years prior to October 28, 2002, the Company had not consulted with Boulay, Heutmaker, Zibell, & Co. P.L.L.P. on items which:  (i) involve the application of accounting principles to specified transaction either completed or proposed, or involved the type of audit opinion which might be rendered upon the Company’s financial statements, or (ii) concern the subject matter of a disagreement or reportable event with the former auditor.

ITEM 8A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names and ages of the executive officers of the Registrant and their positions and offices held are as follows:

Name	Age	Position with Company

Thomas P. Stienessen	57

Chief Executive Officer, President and a Director of the Registrant since its formation.  From January 1991 to January 1998, Chief Executive Officer and President of SGL, Inc., a holding company for Family Bank, and Chairman, Chief Executive Officer, President and a Director of Family Bank.

Gerald W. Eick	50

Chief Financial Officer and Treasurer of the Registrant since August 2002, and a Director of the Registrant since May 2002.  Was a certified public accountant with Abdo, Eick and Meyers, LLP from 1974 to 2002.  Since June 2002, CFO for Weerts Companies.

The information required by Item 9 relating to directors, family relationships and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, which appear in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 10.       EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the Registrants definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section labeled “Shareholdings of Principal Stockholders and Management,” which appears in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

The following table provides information as of June 30, 2003 and 2002 about the Company’s equity compensation plans.

June 30, 2003	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	112,400	$8.23	4,300

Equity compensation plans not approved by security holders	30,800	$10.00	0

Total	143,200		4,300

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the section labeled “Certain Transactions” which appears in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

Exhibits are numbered in accordance with Item 601 of Regulation S-B.  See “Exhibit Index” immediately following the signature page of this Form 10-KSB.

(b)         Reports on Form 8-K

On May 14, 2003, the Registrant issued a press release announcing results for the Company and its wholly owned subsidiary Northern Star Bank for the third quarter of the fiscal year ending June 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Dated:	September 22, 2003	by:	/s/ Thomas P. Stienessen
Thomas P. Stienessen, Chief Executive Officer

In accordance with the Exchange Act, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report.

(POWER OF ATTORNEY)

Each person whose signature appears below constitutes and appoints THOMAS P. STIENESSEN and GERALD W. EICK as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact- and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Thomas P. Stienessen	September 22, 2003
Thomas P. Stienessen, Chief Executive Officer,
President, and Director
(Principal Executive Officer)

/s/ Dean M. Doyscher	September 22, 2003
Dean M. Doyscher, Director

/s/ Robert H. Dittrich	September 22, 2003
Robert H. Dittrich, Director

/s/ Gerald W. Eick	September 22, 2003
Gerald W. Eick, Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ James H. Illies	September 22, 2003
James H Illies, Director

/s/ Steven A Loehr	September 22, 2003
Steven A Loehr, Director

/s/ Michael P. Reynolds	September 22, 2003
Michael P. Reynolds, Director

/s/ Thomas J. Reynolds	September 22, 2003
Thomas J. Reynolds, Director

NORTHERN STAR FINANCIAL, INC.

EXHIBIT INDEX TO FORM 10-KSB

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

3.2	By-Laws, as amended to date. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2, Reg. No. 333-61655)*

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

Form of Nonqualified Stock Option Agreement governing options granted to Organizers. (Incorporated by reference to Exhibit 6.6 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

10.5

Lease Agreement between Northern Star Bank (the “Bank”) and Five Star Properties of St. Cloud, LLC relating to the space located at 300 East St. Germain Street, St. Cloud, Minnesota. (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-KSB for the period ended June 30, 2002.)

10.6

Form and amounts of Convertible Subordinated Unsecured Notes issued by the Registrant to certain of its directors in July and August, 2001. (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the period ended June 30, 2002.)

10.7

Form and amounts of Convertible Subordinated Unsecured Notes issued by the Registrant to certain of its directors in June, 2002. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the period ended June 30, 2002.)

11	Statement re: Computation of Earning (Loss) Per Share (included in Notes to Financial Statements)

21	Subsidiaries of the Registrant:

	Name	State of Organization
	Northern Star Bank, Inc.	Minnesota

24	Power of Attorney from Certain Directors (See Signature Page)

31.1	Certification of CEO Pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the CEO and CFO Pursuant to Sec. 906 of The Sarbanes-Oxley Act. of 2002

**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-KSB.