Form 10KSB/A
period 2002-06-30
NORTHERN STAR FINANCIAL INC
filed 2003-10-09
CIK 1068179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-1

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

There were 479,506 shares of Common Stock, $.0l par value, outstanding as of September 12, 2002.

Transitional Small Business Disclosure Format (check one).  Yes ☐      No ☒

This Form 10-KSB/A-1 is being filed in order to include information required by Part III, Items 9-12, originally intended to be incorporated by reference to the information to be included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s Board of Directors consists of nine directors. Each director serves on the Board until his or her successor is duly elected and qualified. The names and ages of all of the Company’s directors and the positions held by each with the Company are as follows:

Name	Age	Position with Registrant and other Companies
Robert H. Dittrich	65

(Class II, term ending at 2003 Annual Meeting) Director of the Company since March 1999.  Mr. Dittrich has been involved in banking as an owner and director since 1972.  Mr. Dittrich is currently the owner and Chairman of American Community Banks and Insurance Agencies in Sleepy Eye, Medford and Chanhassen, Minnesota.  Mr. Dittrich is also the owner of Dittrich Specialties of New Ulm and Inver Grove Heights, Minnesota, and Midwest Commodities Brokers and Traders, Inc. in New Ulm, Minnesota.

Dean M. Doyscher	57

(Class III, term ending at 2004 Annual Meeting) Director of the Company since its formation and Chief Financial Officer, Treasurer and Secretary since August 29, 2001.  Mr. Doyscher has served as President of Security Management and Realty, Inc. since 1978.  Security Management and Realty, Inc. owns and manages commercial property throughout all of rural Minnesota including rural housing projects in over 55 Minnesota cities.  Mr. Doyscher attended Minnesota State University where he earned both undergraduate and graduate degrees in Urban and Regional Planning.  Mr. Doyscher was employed as the Deputy Director of the Model Cities Program for Lewiston, Maine before becoming the Director of Planning for the City of Mankato and Blue Earth County in 1972.  During 1973-1976 Mr. Doyscher served as the first Executive Director of the Region Nine Development Commission serving nine counties in South Central Minnesota.  Prior to forming his own management and realty company in 1988, Mr. Doyscher served from 1976-1988 as a consultant with Professional Planning and Development, providing rural Minnesota cities with tax increment financing, economic development, zoning and housing plans.  Professional Planning and Development was named Minnesota’s Economic Developer of the Year in 1988.  Mr. Doyscher’s other relevant experience includes service as President, Minnesota Planning Association; Director, Minnesota Council for Affordable and Rural Housing; and past member of the Board of Directors, Mid-America, Bank South.

Dean M. Doyscher	57

(Class III, term ending at 2004 Annual Meeting) Director of the Company since its formation and Chief Financial Officer, Treasurer and Secretary since August 29, 2001.  Mr. Doyscher has served as President of Security Management and Realty, Inc. since 1978.  Security Management and Realty, Inc. owns and manages commercial property throughout all of rural Minnesota including rural housing projects in over 55 Minnesota cities.  Mr. Doyscher attended Minnesota State University where he earned both undergraduate and graduate degrees in Urban and Regional Planning.  Mr. Doyscher was employed as the Deputy Director of the Model Cities Program for Lewiston, Maine before becoming the Director of Planning for the City of Mankato and Blue Earth County in 1972.  During 1973-1976 Mr. Doyscher served as the first Executive Director of the Region Nine Development Commission serving nine counties in South Central Minnesota.  Prior to forming his own management and realty company in 1988, Mr. Doyscher served from 1976-1988 as a consultant with Professional Planning and Development, providing rural Minnesota cities with tax increment financing, economic development, zoning and housing plans.  Professional Planning and Development was named Minnesota’s Economic Developer of the Year in 1988.  Mr. Doyscher’s other relevant experience includes service as President, Minnesota Planning Association; Director, Minnesota Council for Affordable and Rural Housing; and past member of the Board of Directors, Mid-America, Bank South.

Gerald W. Eick	49

(Class II, term ending at 2003 Annual Meeting) Director of the Company since May 2002.  Mr. Eick, a Certified Public Accountant, has been a Mankato area resident since 1968.  During this time, he has served as a director and advisor to numerous private, professional, civic and charitable organizations, including Clear With Computers, American Institute of Certified Public Accountants, Minnesota Society of Certified Public Accountants, Mankato State University, Valley Industrial Development Corporation, Greater Mankato Area United Way, Belgrade Avenue United Methodist Church and Boy Scouts.  Mr. Eick also currently serves as Chief Financial Officer of Weerts Companies, which is in the construction and sod farm business.

James H. Illies	55

(Class III, term ending at 2004 Annual Meeting) Director of the Company since October 2001.  Mr. Illies has been a resident of St. Cloud for more than 30 years.  He is currently a principal owner of INH Property Management, Inc.  INH Property Management develops, manages and brokers commercial and multi-tenant real estate property throughout Minnesota, Iowa and North and South Dakota.  He is a graduate of St. Cloud State University.  He served as Trustee of St. Francis Xaviar Church, Commissioner of the Sartell Economic Development Commission, and past President of Minnesota Real Estate Management Institute.

Steven A. Loehr	53

(Class I, term ending at 2002 Annual Meeting) Director of the Company since March 1999.  Mr. Loehr is currently a consultant to the mortgage banking industry.  Mr. Loehr served as President of Homeland Mortgage, LLC, a mortgage banker, from July 1999 through December 1999.  From February 1992 to September 1998 he served as Senior Vice President of Voyager Bank.

Michael P. Reynolds	60

(Class I, term ending at 2002 Annual Meeting) Director of the Company since its formation.  Mr. Reynolds has served as Vice-President of Reynolds Welding Supply Company in Mankato, Minnesota and Welders Supply Company in Wilmar, Minnesota since 1963.  Reynolds Welding Supply Company is engaged in the sale of industrial gases and welding supplies and operates in three states.  Mr. Reynolds has been involved in many fund raising efforts for the Minnesota State University Athletic Department.  He previously served as volunteer for the Mankato United Way and is a past president of the Mankato Golf Club.  Mr. Reynolds is the brother of Thomas Reynolds.

Thomas J. Reynolds	65

(Class III, term ending at 2004 Annual Meeting) Director of the Company since its formation.  Mr. Reynolds is a Mankato native and has served as President of Welders Supply Company and Reynolds Welding Supply since 1952.  Mr. Reynolds served on the Board of Directors for the National Bank of Commerce, presently called Mid-America Bank, for six years from 1984 to 1990.  Mr. Reynolds is the brother of Michael Reynolds.

Thomas P. Stienessen	56

(Class II, term ending at 2003 Annual Meeting) Chief Executive Officer, President and a director of the Company since its formation.  Prior to forming the Company, Mr. Stienessen served as Chief Executive Officer and President of SGL, Inc., a holding company for the Family Bank, where Mr. Stienessen served as Chairman, Chief Executive Officer, President and a Director as well as a member of the Executive and Operating Committees since January 1991.  Mr. Stienessen has more than 25 years of experience in banking and in mortgage banking, including consumer, residential, construction, commercial and commercial real estate lending.  Mr. Stienessen’s experience includes bank marketing, branch management, branch operations, accounting, planning and budgeting, underwriting and correspondent/lending.  Previous banking experiences include positions as Senior Vice President of TCF Mortgage Corporation and Vice President and Regional Manager of TCF Bank.

The names and ages of the executive officers of the Registrant and their positions and offices held are as follows:

Name	Age	Position with Registrant
Thomas P. Stienessen	56

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10 percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders (“Insiders”) are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to Insiders were complied with except that James Illies and Gerald Eich were each late filing their Form 3, Thomas Stienessen was late filing three forms reporting a total of four transactions, Thomas Reynolds was late filing three reports covering a total of four transactions and Robert Dittrich, Dean Doyscher, Steven Loehr and Michael Reynolds were each late filing one form reporting one transaction.

ITEM 10.               EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid to the Chief Executive Officer for the last three fiscal years.  No other executive officer received total salary and bonus compensation in excess of $100,000 for fiscal 2002.

	Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Restricted Stock Award ($)		Securities Underlying Options (# of shares)

Thomas P. Stienessen Chief Executive Officer and President of Company and of Northern Star Bank	2002	110,807	—			3,000
	2001	106,545	—	—		5,000
	2000	102,250	—	$21,000	(2)	3,000

(1)       Compensation to Mr. Stienessen is paid by Northern Star Bank, the Company’s wholly-owned subsidiary.

(2)       Mr. Stienessen holds 2,000 shares of restricted stock having an aggregate value of $11,500 on June 30, 2002.  Dividends, if declared by the Company, will be paid on the shares.

Employment Agreement

The Company has entered into an employment agreement with Thomas P. Stienessen pursuant to which Mr. Stienessen serves as the President and Chief Executive Officer of Northern Star Bank.  The agreement was for an initial term of three years and is renewed automatically for additional one-year terms unless terminated by either party.  During the term of the agreement, Mr. Stienessen will be paid an annual salary determined by the Board (currently $110,807) and is eligible to participate in discretionary bonuses that may be authorized by the Board of Directors to senior management of the Bank.  Mr. Stienessen will be eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards thereunder.  Additionally, Mr. Stienessen will participate in any retirement, welfare and other benefit programs established by the Bank and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.  Furthermore, if in connection with a change of control of the Bank, Mr. Stienessen is terminated without cause or voluntarily quits because of certain specified reasons, he is entitled to a lump sum payment of 2.99 times his annual base salary.

Option/SAR Grants During 2002 Fiscal Year

The following table sets forth options that have been granted to the Chief Executive Officer during the Company’s last fiscal year ended June 30, 2002.  The Company has not granted any stock appreciation rights.

Name	Number of Securities Underlying Options/SARs Granted		Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Thomas P. Stienessen	3,000	(1)	54.5%	$6.50	12/19/11

(1)                                  Such option is exercisable in three equal annual installments of 1,000 shares each, commencing December 19, 2002.

Aggregated Option/SAR Exercises During 2002 Fiscal Year

and Fiscal Year End Option/SAR Values

No options were exercised by the Chief Executive Officer during fiscal 2002.  The following table provides information related to the number and value of options held at fiscal year end by the Chief Executive Officer:

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the Money Options at Fiscal Year End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Thomas P. Stienessen	13,067	7,333	$0	$0

(1)           Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value of the Common Stock at fiscal year end and the option exercise price per share multiplied by the number of shares subject to options.  The closing bid price as of June 30, 2002, as quoted on the OTC Bulletin Board, was $5.75.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of August 30, 2002, concerning the beneficial ownership of Common Stock of the Company by each person known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding Common Stock, by each executive officer of the Company named in the Summary Compensation Table, by each director and nominee for director of the Company, and by all current directors and executive officers of the Company as a group.  Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Thomas J. Reynolds 19 Dellview Lane Mankato, MN 56001	106,191	(2)(3)	20.0%
Steven A. Loehr 5216 Richwood Drive Edina, MN 55436	58,955	(2)(4)	11.6%
Dean M. Doyscher 78 Cree Point Drive Mankato, MN 56001	56,903	(2)(5)	11.2%
Thomas P. Stienessen 1650 Madison Avenue Mankato, MN 56001	54,067	(6)	11.0%
Robert H. Dittrich 826 North Broadway New Ulm, MN 56073	49,381	(2)(7)	10.0%
Michael P. Reynolds 74 Cree Point Drive Mankato, MN 56001	36,593	(2)(8)	7.1%
Northern Star Bank1650 Madison Avenue Mankato, MN 56001	32,700		6.8%
Susan L. Baker 455 Grove Street Upper Montclair, NJ 07043	30,000		6.3%
Joyce Larson 5231 Agate Road Upsala, MN 56384	25,000		5.2%
Melvin Larson 5231 Agate Road Upsala, MN 56384	25,000		5.2%
James H. Illies 300 East St. Germain St. St. Cloud, MN 56301	14,023	(2)(9)	2.8%
Gerald W. Eick 1740 Mary Lane North Mankato, MN 56003	3,950	(2)	*
Directors and Officers as a Group (8 persons)	380,063		57.0%

* Less than 1%

(1)                                  Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of August 30, 2002, or within sixty days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2)                                  Includes 3,000 shares which will become purchasable on the date of the Annual Meeting pursuant to an automatic option grant under the Company’s 1998 Equity Incentive Plan.

(3)                                  Includes 18,400 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of August 30, 2002.  Also includes 30,158 shares which may be issued upon conversion of Convertible Subordinated Unsecured Notes.

(4)                                  Includes 18,400 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of August 30, 2002.  Also includes 5,555 shares which may be issued upon conversion of a Convertible Subordinated Unsecured Note.

(5)                                  Includes 17,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of August 30, 2002.

(6)                                  Includes 13,067 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of August 30, 2002.

(7)                                  Includes 12,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of August 30, 2002.

(8)                                  Includes 12,200 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of August 30, 2002.  Also includes 19,047 shares which may be issued upon conversion of a Convertible Subordinated Unsecured Note.

(9)                                  Includes 1,500 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of August 30, 2002.  Also includes 9,523 shares which may be issued upon conversion of a Convertible Subordinated Unsecured Note.

(10)                            Includes 92,567 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of August 30, 2002, 18,000 shares which will become exercisable on the date of the Annual Meeting pursuant to an automatic option grant under the Company’s 1998 Equity Incentive Plan, and 73,806 shares which may be issued upon conversion of Convertible Subordinated Unsecured Notes.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s wholly-owned subsidiary, Northern Star Bank, has entered into a 10-year gross lease agreement with Colonial Square Partners, Inc. to lease approximately 5,000 square feet of a 18,000 square foot single level, multi-tenant colonial style office building at an annual rental of approximately $117,000 for fiscal 2002.  Dean Doyscher, a director and principal shareholder of the Company, is a partner of Colonial Square Partners, Inc.  The Bank invested approximately $204,000 for leasehold improvements, including the construction of walls, windows, and doors, paint, floor tile and carpet, electrical and a drive-through canopy.  The Company obtained an independent appraisal of market rents in the Bank’s proposed market.  The Company believes that this transaction is on terms no less favorable to the Bank than could be obtained from an unaffiliated third party.

In March, 2001, the Bank entered into a 10-year gross lease agreement with INH Property Management, Inc. to lease approximately 5,000 square feet of a two-story multi tenant bank building in St. Cloud, Minnesota at an initial annual rental of approximately $41,000.  The lease was subject to regulatory (FDIC and the State of Minnesota) review and approval.  James H. Illies, a director of the Company and director of Northern Star Bank, is an owner of INH Property Management.  The Bank invested approximately $275,000 in leasehold improvements, furniture, fixtures and equipment for the facility.  The Company believes that this transaction is on terms no less favorable to the Bank than could be obtained from an unaffiliated third party.

In July and August 2001, the Company issued Convertible Subordinated Unsecured Notes to accredited investors in the aggregate principal amount of $1,000,000.  The Notes accrue interest at a rate of 8% per annum and are due and payable three years from the issuance date in 2004.  The Holder of the Note has the right to convert all or any part of the principal amount and accrued but unpaid interest into shares of Company Common Stock at $10.50 per share at any time before it is paid.  Each of Thomas Reynolds and Michael Reynolds, directors of the Company, acquired Notes in consideration for $200,000.  Dean Doyscher and James Illies, directors of the Company, each acquired Notes in consideration for $100,000.

In June, July and August 2002, the Company issued Convertible Subordinated Unsecured Notes to accredited investors in the aggregate principal amount of $650,000.  The Notes accrue interest at a rate of 7% per annum and are due and payable three years from the issuance date in 2005.  The Holder of the Note has the right to convert all or any part of the principal amount and accrued but unpaid interest into shares of Company Common Stock at $9.00 per share at any time before it is paid.  Each of Thomas Reynolds and Steven Loehr, directors of the Company, acquired Notes in consideration for $100,000 and $50,000, respectively.  Robert Dittrich, a director of the Company, acquired a Note in the amount of $150,000, which was subsequently repaid.

From time to time the Company’s wholly-owned subsidiary, Northern Star Bank, has made loans to Thomas J. Reynolds, Reynolds Welding Supply (a company owned by Thomas J. Reynolds and Michael P. Reynolds, directors and principal shareholders of the Company), Gerald W. Eick (a director of the Company), and Diegnan Trust, of which Mr. Eick is Trustee.  Such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

During 1999 through 2000, Northern Star Bank made a series of loans to Frank Gazzola, then a Director of the Company, in various amounts at market rates of interest and for terms of various lengths of time.  As of the fiscal year ending June 30, 2002, two loans remained unpaid with principal balances totaling $492,000.  The loans were secured by 32,000 shares of Common Stock of the Company, 41,000 shares of Common Stock of DMC Stratex Networks and shares of Common Stock representing 32% of a privately held company.  Mr.. Gazzola defaulted on the loans and the Bank foreclosed on the collateral for the loans.

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibits are numbered in accordance with Item 601 of Regulation S-B.  See “Exhibit Index” immediately following the signature page of this Form 10-KSB/A-1.

(b)           Reports of Form 8-K.

No reports on Form 8-K were filed during the last fiscal quarter of the Registrant’s 2002 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Dated: October 2, 2003	By:	/s/ Thomas P. Stienessen
Thomas P. Stienessen, Chief Executive Officer

NORTHERN STAR FINANCIAL, INC.

Dated: October 2, 2003	By:	/s/ Gerald W. Eick
Gerald W. Eick, Chief Financial Officer

NORTHERN STAR FINANCIAL, INC.

EXHIBIT INDEX TO FORM 10-KSB/A-1

Exhibit Number	Description
+3.1	Amended and Restated Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

+3.2	By-Laws, as amended to date. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2, Reg. No. 333-61655)*

+10.1

Lease Agreement between Northern Star Bank (the “Bank”) and Colonial Square Partners relating to the space located at 1650 Madison Avenue, Mankato, Minnesota.  (Incorporated by reference to Exhibit 6.1 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

+10.2**	Employment Agreement between the Bank and Thomas P. Stienessen. (Incorporated by reference to Exhibit 6.2 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

+10.3**

1998 Equity Incentive Plan, including specimen of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.  (Incorporated by reference to Exhibit 6.5 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

+10.4**

Form of Nonqualified Stock Option Agreement governing options granted to Organizers.  (Incorporated by reference to Exhibit 6.6 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)*

+10.5	Lease Agreement between Northern Star Bank (the “Bank”) and Five Star Properties of St. Cloud, LLC relating to the space located at 300 East St. Germain Street, St. Cloud, Minnesota.

+10.6	Form and amounts of Convertible Subordinated Unsecured Notes issued by the Registrant to certain of its directors in July and August, 2001.

+10.7	Form and amounts of Convertible Subordinated Unsecured Notes issued by the Registrant to certain of its directors in June, 2002.

+11	Statement re: Computation of Earnings Per Share (included in Notes to Financial Statements)

+21	Subsidiaries of the Registrant:

	Name	State of Organization
	Northern Star Bank, Inc.	Minnesota

+24	Power of Attorney from Certain Directors (See Signature Page)

31.1***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+   Previously filed with Form 10-KSB for year ended December 31, 2002.

*   Incorporated by reference - Commission File No. 000-25231 unless otherwise indicated.

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

*** Filed herewith.