Form 10QSB
period 2003-09-30
NORTHERN STAR FINANCIAL INC
filed 2003-11-14
CIK 1068179

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   ☒   No ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share
Outstanding shares at November 10, 2003:  567,506

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No ☒.

Northern Star Financial, Inc. and Subsidiary

ITEM 1. SUMMARY OF FINANCIAL DATA

Northern Star Financial, Inc. Summary of Financial Data

The following table summarizes certain historical financial data of Northern Star Financial, Inc. and its subsidiary on a consolidated basis as of and for the three months ended September 30, 2003 and 2002.  You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	As of and for the Three Months Ended September 30,
	2003	2002
Statement of Operations:
Interest income	$698,594	$743,537
Interest expense	312,193	404,486
Net interest income	386,401	339,051
Provision for loan losses	15,200	21,000
Other non-interest income	289,324	153,236
Non-interest expense	594,380	510,513
Income (loss) before income tax expense	66,145	(39,226)
Income tax expense (benefit)	—	—
Net income (loss)	$66,145	$(39,226)
Balance Sheet:
Assets	$49,646,666	$48,803,383
Allowance for loan losses	$812,505	$680,786
Deposits	$39,616,529	$40,002,850
Stockholders’ equity	$2,083,896	$1,888,584

Per Share Data:
Net income (loss) - basic	$0.13	$(0.08)
Net income (loss) - diluted	$0.13	$(0.08)
Book value	$3.84	$3.94

Other Data
Average shares outstanding - basic	520,539	479,506
Average shares outstanding - diluted	520,539	479,506

Financial Ratios:
Equity to assets	3.96%	3.91%
Return on average assets	0.13%	-0.08%
Return on average stockholders’ equity	3.28%	-2.06%
Net interest margin	3.36%	2.97%
Tier 1 leverage ratio	8.29%	8.01%
Tier 1 capital to risk-weighted assets	11.41%	10.91%
Total capital to risk-weighted assets	12.67%	12.16%

Asset Quality Ratios:
Nonperforming assets to total assets	3.46%	4.10%
Nonperforming assets to total loans and and other real estated owned	4.63%	5.69%
Allowance for loan losses to total loans	2.19%	1.94%

Northern Star Financial, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2003	June 30, 2003
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$1,952,432	$2,377,132
Federal funds sold	3,855,000	482,000
Securities available for sale, at fair value	5,056,132	6,113,088
Securities held for trading, at fair value	113,696	115,862
Federal Home Loan Bank and United Bankers Bank stock, at cost	367,100	367,100
Loans held for sale	945,676	2,035,176
Loans receivable, net of allowance for loan and lease losses of $812,505 and $1,029,581	36,333,478	38,852,128
Accrued interest receivable	250,468	282,416
Property and equipment, net of depreciation	493,671	503,397
Other assets	279,013	124,363
Total Assets	$49,646,666	$51,252,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$3,332,904	$5,090,364
NOW and money market	8,594,903	8,623,932
Savings	4,201,827	4,630,763
Time deposits	23,486,895	23,083,651
Total deposits	39,616,529	41,428,710
Notes payable and other borrowings	5,975,000	5,975,000
Convertible subordinated notes payable	1,600,000	1,600,000
Accrued interest payable and other	371,241	334,818
Total Liabilities	47,562,770	49,338,528

Stockholders’ Equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 542,506 and 519,506 shares issued and outstanding, respectively	5,425	5,195
Undesignated stock, par value $.01 per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,504,374	4,378,104
Accumulated deficit	(2,447,030)	(2,513,175)
Unearned stock compensation	(7,005)	(8,005)
Accumulated other comprehensive income	28,132	52,015
Total Stockholders’ Equity	2,083,896	1,914,134
Total Liabilities and Stockholders’ Equity	$49,646,666	$51,252,662

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Operations

	For the Three Months Ended September 30,
	2003	2002
Interest income:
Loans receivable	$640,300	$635,156
Securities available for sale	51,115	97,276
Federal funds sold	7,179	11,105
Total interest income	698,594	743,537

Interest expense:
Deposits	234,846	323,303
Borrowed funds	77,347	81,183
Total interest expense	312,193	404,486

Net interest income	386,401	339,051
Provision for loan losses	15,200	21,000

Net interest income after provision for loan loss	371,201	318,051

Non-interest income:
Other fees and service charges	52,048	44,425
Gain on sale of securities	13,760	3,125
Gain on sale of loans	223,516	105,686
Total non-interest income	289,324	153,236

Non-interest expense:
Compensation and employee benefits	276,704	221,705
Board fees	23,500	23,000
Occupancy	46,119	39,873
Printing & supplies	19,410	21,502
Property and equipment depreciation	19,771	17,873
Data processing	40,150	31,939
Professional fees	75,461	75,558
Other	93,265	79,063
Total non-interest expense	594,380	510,513

Income (loss) before income tax benefit	66,145	(39,226)
Income tax benefit	—	—

Net income (loss)	$66,145	$(39,226)

Net income (loss) per common share
Basic and diluted income (loss) per share of comon stock	$0.13	$(0.08)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$66,145	$(39,226)
Adjustments:
Depreciation	23,488	20,998
Provision for loan losses	15,200	21,000
Accretion and (amortization) of premiums and discounts, net	103	505
Stock compensation earned	1,000	1,000
Gain on sale of investments	(13,760)	(3,125)
Deferred loan fees	14,135	21,310
Originations of loans held for sale	(14,671,664)	(7,404,093)
Proceeds from sales of loans held for sale	15,761,164	6,207,558
Other	(81,038)	63,895
Net cash provided by (used in) operating activities	$1,114,773	$(1,110,178)

Cash flows from investing activities:
Purchases of available-for-sale securities	(685,358)	(1,000,000)
Proceeds from maturities of available-for-sale securities	500,000	500,000
Proceeds from sales of available-for-sale securities	1,202,406	3,822,381
Proceeds from sales/maturities of trading securities	15,926	—
Purchase of restricted stock	—	(45,000)
Net increase in federal funds sold	(3,368,000)	(2,293,000)
Loan origination’s and principal payments on loans, net	2,494,996	(712,627)
Purchase of property and equipment	(13,762)	(22,956)
Net cash provided by investing activities	146,208	248,798

Cash flows from financing activities:
Net increase in non-interest bearing demand and savings deposit accounts	(2,215,425)	514,241
Net increase (decrease) in time deposits	403,244	(101,120)
Proceeds from other borrowings	—	(200,000)
Proceeds from sale of common stock	126,500	—
Net cash provided by (used in) financing activities	(1,685,681)	213,121
Net decrease in cash	(424,700)	(648,259)
Cash and cash equivalents at beginning of year	2,377,132	2,348,081
Cash and cash equivalents at end of year	$1,952,432	$1,699,822

Supplemental disclosure of cash flow information:
Cash paid for interest	$255,125	$365,126

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

Note 1:  PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three-month period ended September 30, 2003 include the accounts of Northern Star Financial, Inc. (the “Company”) and its wholly owned subsidiary Northern Star Bank (the “Bank”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise by necessary in the circumstances and should be read with the fiscal 2003 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in their annual report as of and for the year ended June 30, 2003.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included.  The results of operations for three month periods ended September 30, 2003 and 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 3:  EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.  For the three-month periods ending September 30, 2003 and 2002 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 520,539 and 479,506, respectively. As of September 30, 2003 and 2002 of the potential common shares of 320,094 and 283,383 respectively, related to stock options, warrants, and convertible subordinated notes payable, 313,994 and 277,883, respectively, were exercisable and anti-dilutive.

During the quarters ended September 30, 2002 and 2003, there were no options granted.

Note 4:  COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,
	2003	2002
Accumulated comprehensive income (loss) in composted of the following:

Unrealized gains (losses) on securities
Beginning balance	$52,015	$52,728
Current-period change net of tax	(23,883)	3,146
Ending balance	$28,132	$55,874

Comprehensive income (loss) consists of the following:
Net income (loss)	$66,145	$(39,226)
Other comprehensive income (loss)	(23,883)	3,146
Comprehensive income (loss)	$42,262	$(36,080)

Note 5:  STOCK OPTION ACCOUNTING

The Company accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income (loss) and earnings (loss) per share disclosures on a quarterly basis.  The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2003	2002
Net income (loss), as reported	$66,145	$(39,226)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,726	—

Pro-forma net income (loss)	$64,419	$(39,226)

Earnings (loss) per share:
Basic, as reported	$0.13	$(0.08)
Basic, pro-forma	$0.12	$(0.08)
Diluted, as reported	$0.13	$(0.08)
Diluted, pro-forma	$0.12	$(0.08)

Basic Shares	520,539	479,506
Diluted Shares	520,539	479,506

Note 6:  CONTINGENCIES

The Federal Deposit Insurance Corporation (FDIC) conducted its annual Safety and Soundness Examination of the Bank during the first quarter of 2004 and has issued its report thereon. This report specifies a variety of financial and operational actions to be taken by the Bank, some of which the Bank does not concur with and, as a result, is exploring the possibility of appealing the results of the examination. The ultimate resolution of these matters and their effects on the financial statements, if any, cannot be determined at this time. While the occurrence of a material loss in connection with the requirements of the FDIC in this regard is a reasonable possibility, management anticipates that it is unlikely that such a loss will occur.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Northern Star Financial, Inc. is the bank holding company of Northern Star Bank (the “Bank”).  Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Bank for the three months ended September 30, 2003.  This analysis should be read in conjunction with the Company’s 2003 Annual Report as filed on form 10KSB and with the unaudited financial statements and notes as set forth in this report.

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

CRITICAL ACCOUNTING POLICIES

We have adopted accounting principles generally accepted in the United States of America (GAAP) in the preparation of our financial statements.  The financial information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Our significant accounting policies are described in the notes to the consolidated financial statements at June 30, 2003 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us and have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and on our results of operations. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, the Company uses the discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to the Company’s financial results.  Other estimates that the Company used are related to the expected useful lives of the Company’s depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact the Company’s transactions could change.

The Company accounts for its stock based awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Since the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense has been recognized in the financial statements at the date of grant.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  The allowance for probable loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

RESULTS OF OPERATIONS

Net Income

Net income increased to $66,145 for the three months ended September 30, 2003 compared to a loss of $39,226 for the three months ended September 30, 2002, and a net loss of $232,816 for the fiscal year ended June 30, 2003.  Basic and diluted earnings per share were $0.13 and $(0.08) for the three months ended September 30, 2003 and 2002, respectively, and $(0.47) at fiscal year ending June 30, 2003.   The increase in net income from September 30, 2002 to September 30, 2003 was mainly due to the increases in gain on sale of loans and in net interest income, which were partially offset by increases in other operating expenses.  Net interest income increased due to an increase in net interest margin.  Non-interest income increased due to an increase in the amount of residential mortgage loans originated and sold into the secondary market.  Non-interest expenses increased during the three months ended September 30, 2003 due the to the indirect cost incurred in connection with the increase in the amount of residential mortgage loans originated and sold.

The return on average equity was 3.28% for the three months ended September 30, 2003 compared to (2.06)% for the three months ended September 30, 2002.  Return on average assets for the three months ended September 30, 2003 was 0.13% compared to (0.08)% for the three months ended September 30, 2002.  The return on average equity was (12.13)% for fiscal year ended June 30, 2003.  The increase in the return on average assets from September 30, 2002 to September 30, 2003 was due to the increase in net income noted above, which is the result of the 13.97% growth in net interest income combined with a 88.81% increase in non-interest income, which was partially offset by the 16.43% increase in non-interest expense.

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

Interest income for the three months ended September 30, 2003 decreased to $698,594, compared to $743,537 for the three months ended September 30, 2002.  The decrease in interest income was due to an increase of $1.27 million in the level of interest earning assets offset by a decrease in the rates of interest received on interest earnings assets.  Interest earning assets include loan receivables, securities available for sale and federal funds sold.  The decrease in interest income was more than offset by decreases in interest expense on deposits and borrowed funds. Our net interest margin improved 39 basis points to 3.36% for the three months ended September 30, 2003 from a margin of 2.97% for the three months ended September 30, 2002 despite a decline of 44 basis points in the yield on interest earning assets.  The yield on interest earning assets decreased to 6.07% for the three months ended September 30, 2003 compared to 6.51% for the three months ended September 30, 2002.

Interest Expense

Interest expense for the three months ended September 30, 2003 decreased to $312,193 compared to $404,486 for the three months ended September 30, 2002.  This decrease was due to a lower level of interest rates on interest bearing liabilities that resulted from and was aided by an initiative undertaken by the Company to reduce its average cost of funds.  Due to the decline in the rates of interest paid by the Bank, the cost of deposits declined from 3.61% for the three months ended September 30, 2002 to 2.54% for the three months ended September 30, 2003.  Notes payable and other borrowings of $5.98 million remained unchanged from the prior period end with a cost of 3.14% for the three months ended September 30, 2003, compared to a cost of 3.54% at the fiscal year ended June 30, 2003.  Average interest-bearing deposits decreased to $37.04 million for the three months ended September 30, 2003 compared to $35.87 million for the three months ended September 30, 2002.  At September 30, 2003, the interest cost on interest bearing deposits decrease to 2.54% from 3.61%, at September 30, 2002, an improvement of 107 basis points.

Net Interest Income Before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended September 30, 2003 was $386,401, compared to $339,051 for the three months ended September 30, 2002.  Average interest earning assets were $46.04 million for the three months ended September 30, 2003 with a yield of 6.07% compared to $45.66 million with a yield of 6.51% for the three months ended September 30, 2002.

Provision for Estimated Loan Losses

The provision for estimated loan losses totaled $15,200 for the three months ended September 30, 2003 compared to $21,000 for the three months ended September 30, 2002.  The provision for estimated loan losses totaled $373,937 for the fiscal year ended June 30, 2003.  During the fiscal year ended June 30, 2003, the Bank made a $287,114 provision for loan losses associated with management’s assessment of the risk of loss inherent on a commercial loan with an outstanding balance of approximately $600,000.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income.  Other operating income was $289,324 for the three months ended September 30, 2003 compared to $153,236 for the three months ended September 30, 2002.

The Bank’s current policy is to sell in the secondary market all residential mortgage loans with a fixed interest rate and with a re-pricing term of more than five years.  Mortgage loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate.  Gains on the sale of loans are based on the net proceeds received and the recorded investment in the loan.  Net gain on sale of loans increased from $105,686 for the three months ended September 30, 2002 to $223,516 for the three months ended September 30, 2003.  Net gain on sale of loans for the fiscal year ended June 30, 2003 was $865,581.

During the three months ended September 30, 2003, the Bank originated for sale $14.67 million in residential mortgage loans compared to $7.40 million during the three months ended September 30, 2002.  The Bank sold 100%, of the residential real estate loans originated during the three-month periods ended September 30, 2003 and September 30, 2002.  Based upon current forecasts of interest rates, management anticipates that the Bank’s volume of residential mortgage lending is likely to fall appreciably during the second quarter of the current fiscal year.

Other fee income and service charges increased from $44,425 for the three months ended September 30, 2002 to $52,048 for the three months ended September 30, 2003.  The increase is the result of an increase in the volume of fees earned that are associated with current period loan fees, check cashing and other service charges.

Non-Interest Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company and the Bank in its normal course of business.  Salaries and employee benefits, board fees, occupancy, premises and equipment, data processing, professional services, and other expenses are the major categories of other operating expenses.  Noninterest expenses increased to $594,380 for the three months ended September 30, 2003 compared to $510,513 for the three months ended September 30, 2002.

The increase in other operating expenses is primarily due to the increase in salaries and employee benefits to $276,704 for the three months ended September 30, 2003 compared to

$221,705 for the three months ended September 30, 2002.  As a result of the increased loan origination, commissions and incentives paid to the Bank’s residential mortgage lenders have increased by $27,512 when comparing the quarter ended September 30, 2003 to September 30, 2002.  Additionally, the number of full time equivalent employees increased to 19 as of September 30, 2003 compared to 18 as of September 30, 2002.

Provision for Income Taxes

The effective income tax rate for the Company was 0% for the three months ended September 30, 2003 because the tax liability of the net operating profit was eliminated by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.  The Company’s deferred tax assets have been reduced to $0 by a valuation account due to the uncertainty of the Company’s ability to make use of the underlying net operating loss carry forwards.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2003 compared to September 30, 2002 and June 30, 2003

Total assets of the Bank increased to $49.65 million as of September 30, 2003 compared to $48.80 million as of September 30, 2002. Total assets of the Bank decreased $1.61 million or 3.13% when compared to the $51.25 million as of June 30, 2003.  Management attributes the decrease in total assets occurring during the three-month period ended September 30, 2003 to the lower level of loans held for sale resulting from a reduction in the volume of residential mortgage lending activity associated with refinancing activity in its market.

Total deposits decreased to $39.62 million as of September 30, 2003 compared to $40.00 million of September 30, 2002.  Total deposits decreased $1.81 million when comparing the quarter ending September 30, 2003 with the previous fiscal year end June 30, 2003.  Cash and cash equivalents increased to $1.95 million as of September 30, 2003 compared to $1.70 million as of September 30, 2002 but declined $425 thousand when compared to the $2.38 million held as of June 30, 2003.

Stockholders’ equity was $2.08 million as of September 30, 2003 compared to $1.89 million as of September 30, 2002 and $1.91 million as of June 30, 2003.

Investments

The Bank’s investment portfolio consists primarily of securities issued by agencies of the United States and overnight investments in the Federal Funds market. US Government agency securities, mortgaged back securities, and corporate bonds totaled $5.06 million as of September 30, 2003 compared to $6.28 million as of September 30, 2002 and were $6.11 million as of June 30, 2003. Federal Funds sold totaled $3.86 million as of September 30, 2003 compared to $3.33 million as of September 30, 2002 and were $0.48 million as of June 30, 2003.  Total investments held in the Bank’s investment portfolio was $8.91 at September 30, 2003 and $6.60 million as of the fiscal year ended June 30, 2003, not including securities held for trading.  Management attributes the fluctuations in the investment portfolio during the periods to timing differences associated with securities maturing and reinvesting activities as well as to the level of loans held for sale.

Loans

Loan balances, net of the allowance for loan losses, increased to $36.33 million as of September 30, 2003 compared to $34.50 million as of September 30, 2002.  However, loan balances, net of the allowance for loan losses, decreased $2.52 million as of September 30, 2003 from $38.85 million as of June 30 2003. The decrease in loan balances is attributed to the management’s effort to improve net interest margin.

Non-performing Assets.

Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”) and other repossessed assets.  Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.  At September 30, 2003, the Bank had $1.72 million in non-performing assets compared to $2.00 million at September 30, 2002, and $1.85 million at June 30, 2003.

Nonaccrual Loans.

Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible.  The Bank measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  The Bank places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of all payments due under the terms of the loan.  As of September 30, 2003 and June 30, 2003, the Bank had nine loans on nonaccrual status totaling $1.85 million.  As of September 30, 2002, the Bank had seven loans on nonaccrual status totaling $1.81 million.

Classified Assets.

From time to time, management has reason to believe that certain borrowers will not repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans.  Each classified loan is monitored monthly.  Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and other repossessed assets) at September 30, 2003 were $2.95 million compared to $2.03 million as of September 30, 2002 and were $1.85 million at June 30, 2002.

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

The Director’s Loan Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses.  To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the committee’s estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.  By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

As of September 30, 2003, the balance in the allowance for loans losses was $812,505 compared to $680,786 as of September 30, 2002 and $1,029,692 as of June 30, 2003. The allowance for loan losses as a percentage of total loans was 2.19% as of September 30, 2003 compared to 1.94% as of September 30, 2002 and 2.58% as of June 30, 2003.  Management believes the allowance at September 30, 2003 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends, general economic conditions and other factors.

Deposits and Borrowings

Total deposits decreased to $39.62 million as of September 30, 2003 compared to $40.00 million as of September 30, 2002 and $41.43 million as of June 30, 2003.  Interest bearing and non-interest bearing deposits increased to $36.29 million and $3.33 million, respectively, as of September 30, 2003 compared to $35.51 million and $4.49 million, respectively, as of September 30, 2002 and $36.34 million and $5.09 million, respectively, as of June 30, 2002.  The decrease in deposit was the result of management’s efforts to decrease the Bank’s cost of funds and was accompanied by a decrease in the level of residential mortgage loans originated and held for sale.

Other borrowings totaled $5.98 million as of September 30, 2003 and June 30, 2003, compared to $4.98 million as of September 30, 2002.  Included in other borrowings are advances from the FHLB and other banks.  The Bank established a line of credit with the FHLB collateralized by loans and securities.  Funds from the credit line were used to purchase government securities and increase liquidity at the Bank.

In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank.  The Company borrowed $600,000 from an unaffiliated lender and contributed the proceeds to the equity capital of the Bank. In addition, the Company has issued $1.60 million of unsecured subordinated notes payable, the proceeds of which was used to provide equity capital to the Bank and to pay the operating expenses of the Company.  The holders of the unsecured notes have the right to convert at any time prior to maturity all or any part of the notes into shares of common stock of the Company at the conversion rate.  The conversion rate is adjusted if the number of shares changes.

Capital

The Company’s capital increased to $4.51 million as of September 30, 2003 compared to $4.16 million as of September 30, 2002 and was $4.38 million as of June 30, 2003.  The increase in capital, net of operating results from June 30, 2003 to September 30, 2003, was due to the issuance of 23,000 shares of common stock for $126,500.

In August 2003, the Board of Director’s authorized the sale of up to 700,000 shares of stock at $6.00 per share with the proceeds to be used for operating expenses and additional capital.

Management considers capital requirements as part of its strategic planning process.  Based on current projections, management believes that the Bank will continue to remain well capitalized during 2003.  Future asset growth is dependent upon many factors, including the Bank’s access to capital markets, earnings growth, and overall economic conditions.  The ability to obtain capital is dependent upon the capital markets as well as performance of the Bank.  Management regularly evaluates sources of capital and the timing required to accomplish its strategic objectives.

At September 30, 2003 and September 30, 2002, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.   As of September 30, 2003, the Bank’s regulatory Total capital to risk-weighted assets ratio was 12.67% compared to 12.16% as of September 30, 2002 and 11.60% as of June 30, 2003.  The Bank’s regulatory Tier 1 capital to risk-weighted assets ratio was 11.41% as of September 30, 2003 compared to 10.91% as of September 30, 2002 and 10.33% as of June 30, 2003.  The Bank’s regulatory Tier 1 Capital to average assets ratio was 8.29% as of September 30, 2003 compared to 8.01% at September 30, 2003 and 8.04% at June 30, 2003.

Dividends

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

Liquidity and Interest Rate Risk

The Bank utilizes electronic data processing modeling software for liquidity, asset/liability management, and budget modeling calculation and analysis.  Our use of these data processing applications enable us to effectively identify, measure, monitor and control our exposure to risk and help grow earnings.

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long-term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, un-pledged investment securities, and the ability to sell loans. As of September 30, 2003 liquid assets as a percentage of deposits were 14.23% compared to 15.58% as of September 30, 2002. Liquidity risk represents the potential for loss as a result of limitations on the Company’s ability to adjust for future cash flows, to meet the needs of depositors and borrowers, and to fund operations on a timely and cost-effective basis. The Bank’s liquidity policy requires monthly review of the Bank’s liquidity by the board of directors.

The Bank had a negative cumulative one year gap of $4.33 million, or 8.72% of total assets, at September 30, 2003. In theory, this would indicate that more liabilities than assets would re-price if there were a change in interest rates over the next year. If interest rates were to increase, the negative gap would tend to result in a lower net interest margin, conversely if interest rates were to decline, the negative gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the re-pricing characteristics of certain short-term funding sources.

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rate environments. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments.

The Company’s internal asset/liability committee and the finance and investment committee of the Board of Directors each meet monthly to monitor the Company’s investments, liquidity needs and to oversee its asset/liability management. The Company evaluates the rates offered on its deposit products on a weekly basis.

AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth, for the three month periods ended September 30, 2003 and 2002, the weighted average yields or earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For the Three Months Ended
	September 30, 2003				September 30, 2002
	Average Balance		Interest	Average Yield or Rates Paid	Average Balance		Interest	Average Yield or Rates Paid
Assets
Loans receivable	$37,175,654		$640,300	6.89%	$35,091,506		$635,156	7.24%
Investment securities	5,683,303		51,115	3.60%	7,993,644		97,276	4.87%
Federal funds sold	3,180,478		7,179	0.90%	2,578,245		11,105	1.72%
Total interest-earning assets	46,039,435		698,594	6.07%	45,663,395		743,537	6.51%
Non-interest-earning assets	4,736,500				3,375,144
Total assets	$50,775,935				$49,038,539
Liabilities and Stockholders’ Equity
Interest bearing deposits	$37,038,738		234,846	2.54%	$35,866,133		323,303	3.61%
Other liabilities	7,575,000		77,347	4.08%	6,732,860		81,183	4.82%
Total interest-bearing liabilities	44,613,738		312,193	2.80%	42,598,993		404,486	3.80%
Non-interest-bearing liabilities	4,016,781				4,540,375
Total liabilities	48,630,519				47,139,368
Stockholders’ Equity	2,145,416				1,899,171
Total liabilities and stockholders’ equity	$50,775,935				$49,038,539
Net interest spread				3.27%				2.71%
Net interest income/margin			$386,401	3.36%			$339,051	2.97%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.03	x			1.07	x

INVESTMENT PORTFOLIO

At September 30, 2003, our available for sale investments securities portfolio represented approximately 11.12% of our interest earning assets of $45.24 million.  We also held investments in stock of the Federal Home Loan Bank and United Bankers Bank in the amount of $367,100, and securities held for trading in the amount of $113,696, which is not included in the tables below.  The securities are listed at fair value.

	September 30, 2003	June 30, 2003

U.S. Agencies	$1,977,111	$2,266,739
Mortgage-back securities	2,551,094	3,318,430
Corporate bonds	527,927	527,919
Total securities available for sale	$5,056,132	$6,113,088

Contractual maturities and yields on the Company’s available for sale investments are summarized in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with our without call or prepayment penalties.

	September 30, 2003
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield

U.S. Agencies	$—	0.00%	$989,688	3.34%	$500,548	3.99%	$486,875	4.02%	$1,977,111	3.67%
Mortgage-back securities	—	0.00%	308,839	3.65%	1,138,419	5.14%	1,103,836	6.08%	2,551,094	5.37%
Corporate bonds	—	0.00%	527,927	6.06%	—	0.00%	—	0.00%	527,927	6.06%
	$—	0.00%	$1,826,454	4.18%	$1,638,967	4.79%	$1,590,711	5.45%	$5,056,132	4.78%

LOAN PORTFOLIO

The following table summarizes the composition of the loan portfolio.  Total gross loans including net of deferred loan fees and costs outstanding at September 30, 2003 and June 30, 2002 were $37,145,983 and $39,881,709, respectively.  This table excludes loans held for sale as of September 30, 2003 and June 30, 2003 of $945,676 and $2,035,176, respectively.  Loans held for sale are comprised of real estate mortgages.

	September 30, 2003		June 30, 2003
	Amount	% of Total	Amount	% of Total
Commercial & agricultural	$6,814,450	18.40%	$6,979,307	17.55%
Real estate - construction	3,088,041	8.34%	4,433,072	11.15%
Real estate - mortgages	18,312,122	49.44%	18,504,208	46.52%
Consumer loans	8,791,955	23.74%	9,821,027	24.69%
Lease financing	34,447	0.08%	35,673	0.09%
Total loans	$37,041,015	100.00%	$39,773,287	100.00%
Net deferred loan fees/(costs)	104,968		108,422
Less: allowance for loan loss	(812,505)		(1,029,581)
Total net loans	$36,333,478		$38,852,128

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The information in the following table is based on the contractual maturities of individual loans, including loans, which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval as well as modification of terms upon maturity.  Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties.  The following table summarizes loan maturities, by type at September 30, 2003 and June 30, 2003.

	As of September 30, 2003
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,468,559	$2,668,370	$1,677,521	$6,814,450
Real estate - construction	2,038,430	1,049,611	—	3,088,041
Real estate - mortgages	1,654,296	11,882,544	4,775,282	18,312,122
Consumer loans	2,151,783	5,657,654	982,518	8,791,955
Lease financing	—	34,447	—	34,447
Total	$8,313,068	$21,292,626	$7,435,321	$37,041,015
Loans maturing after one year with
Fixed interest rate	$27,205,514
Floating interest rates	$1,522,433

	As of June 30, 2003
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,613,798	$2,597,750	$1,767,759	$6,979,307
Real estate - construction	3,496,939	936,133	—	4,433,072
Real estate - mortgages	2,034,243	12,075,344	4,394,621	18,504,208
Consumer loans	2,283,747	6,678,656	858,624	9,821,027
Lease financing	—	35,673	—	35,673
Total	$10,428,727	$22,323,556	$7,021,004	$39,773,287
Loans maturing after one year with
Fixed interest rate	$27,452,321
Floating interest rates	$1,892,239

PROVISION AND ALLOWANCE FOR LOAN LOSSES

We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.

At September 30, 2003, the allowance for loan losses was $812,505, or 2.19% of $37,145,983 in loan receivables (net of loans held for sale).  At June 30, 2003, the allowance for loan losses was $1,029,581, or 2.58% of $39,881,709 in loan receivables (net of loans held for sale). The provision for loan losses was made primarily as a result of management’s assessment of impaired loans and general loan loss risk as our loan portfolio increases.

	Three Months Ended September 30,2003	Year Ended June 30, 2003
Balance at beginning of period	$1,029,581	$661,170
Charge-offs:
Commercial & agricultural	—	—
Consumer loans	(235,062)	(14,680)
	(235,062)	(14,680)
Recoveries:
Commercial & agricultural	1,500	7,930
Consumer loans	1,286	1,224
	2,786	1,224

Net charge offs	(232,276)	(5,526)
Provision charged to operations	15,200	373,937
Balance at end of period	$812,505	$1,029,581

Ratio of net charge-offs during the period to average loans outstanding during the period	0.59%	0.02%

At September 30, 2003 and June 30, 2003 the allowance was allocated as follows:

	September 30, 2003		June 30, 2003
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & agricultural	$328,325	18.40%	$341,993	17.55%
Real estate - construction	17,685	8.34%	26,896	11.15%
Real estate - mortgages	153,788	49.44%	151,417	46.52%
Consumer loans	312,449	23.74%	509,007	24.69%
Lease financing	258	0.08%	268	0.09%
Total	$812,505	100.00%	$1,029,581	100.00%

DEPOSITS

The following is a table of deposits by category at September 30, 2003 and June 30, 2003.

	As of September 30, 2003
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand deposit	$3,332,904	8.41%	$3,680,686	9.04%	0.00%
Now and money market	8,594,903	21.70%	8,990,145	22.08%	1.12%
Savings	4,201,827	10.61%	4,222,687	10.37%	1.27%
Time accounts less than $100,000	18,209,281	45.96%	18,590,187	45.65%	3.33%
Time accounts of $100,000 or more	5,277,614	13.32%	5,235,719	12.86%	3.18%
Total deposits	$39,616,529	100.00%	$40,719,424	100.00%

	As of June 30, 2003
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand deposit	$5,090,364	12.29%	$4,166,918	10.40%	0.00%
Now and money market	8,623,932	20.82%	8,676,758	21.66%	1.72%
Savings	4,630,763	11.18%	4,530,948	11.31%	1.70%
Time accounts less than $100,000	18,021,479	43.50%	18,096,268	45.17%	3.98%
Time accounts of $100,000 or more	5,062,172	12.21%	4,587,528	11.46%	4.02%
Total deposits	$41,428,710	100.00%	$40,058,420	100.00%

Maturities distribution of time deposits of $100,000.00 and over and time deposits of less than $100,000 is as follows:

	September 30, 2003
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time accounts less than $100,000	$5,627,371	$2,813,521	$3,953,003	$5,815,386	$18,209,281
Time accounts of $100,00 or more	1,986,830	124,476	1,519,114	1,647,194	5,277,614
Total	$7,614,201	$2,937,997	$5,472,117	$7,462,580	$23,486,895

ITEM 3. CONTROLS AND PROCEDUERS

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

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Bank was a defendant in a complaint filed on February 23, 2002 in United States District Court, District of South Dakota Southern Division by Bridge Lenders, LLC; Jim Perry; Larry Ticknor; Doug English; Rollyn H. Samp; Courtney Anderson; Henry Carlson, Jr.; Michael M. Samp; Ernest Olson; Don Davis; Jerry Landerville; Allen Lewis; Gary Viger; Glen Jamtgaard and Steve Herman ("Plaintiffs").  The complaint arose out of a series of loans that the Bank made to Plaintiffs in 2000.  Plaintiffs used the proceeds of the loans to make an investment in Bridge Lenders, LLC, and Bridge Lenders, LLC in turn used the funds to make an investment in Phenix Biocomposites, which has defaulted in its obligations to Plaintiffs.  The Bank was a defendant in this action due to the fact that its former director, Frank Gazzola, was also a director of Phenix Biocomposites.  The Plaintiffs alleged that Mr. Gazzola failed to inform the Plaintiffs that their investment in Phenix Biocomposites was not secured.  The Plaintiffs claim that the Bank had a fiduciary duty to the Plaintiffs because of Mr. Gazzola's dual role as a director of both the Bank and Phenix Biocomposites, that the Bank violated this fiduciary duty and a separate implied covenant of good faith and fair dealing when Mr. Gazzola allegedly provided false information to Plaintiffs, and that the false information allegedly provided by Mr. Gazzola constituted intentional or unintentional fraud by the Bank.  Plaintiffs seek compensatory, general, special and punitive damages.  The Bank denied the Plaintiffs' allegations and brought a motion to dismiss all claims for lack of personal jurisdiction.  On July 22, 2003, the court dismissed the complaint based upon the failure of the plaintiffs to enjoin Mr. Gazzola.  On July 28, 2003, the Bank initiated legal action in the Blue Earth county court of the State of Minnesota to compel payment on the notes.  On July 29, 2003, the Plaintiffs filed a revised complaint in United States District Court, District of Minnesota, re-asserting their earlier allegations.  The Bank denies the Plaintiffs' allegations and intends to vigorously defend itself in this action while seeking repayment of its loans.

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

During 1999 and 2000, the Bank made a series of loans to Frank Gazzola, then a Director of the Company, in various amounts at market rates of interest and for terms of various lengths of time Mr. Gazzola defaulted on the loans and the Bank foreclosed on the collateral for the loans.  The bankruptcy court claimed that since certain of the collateral was conveyed to the Bank within one year of Gazzola's bankruptcy filing and since he was an insider, they were preferential transfers and must be reversed.  On June 12, 2003, in an out of court settlement, the court approved a settlement agreement where-in the Bank agreed to pay the bankruptcy court a settlement fee for which the Bank retained a claim against the unsecured assets of Mr. Gazzola's bankruptcy estate and a release by the court of all claims to the collateral held by the Bank.

Item 2.  Changes in Securities and Use of Proceeds

During the first quarter of the current fiscal year, the Company issued 23,000 shares of stock in the amount of $126,500 under a private placement offering for 50,000 shares.  During October 2003, the Company issued 25,000 shares of stock in the amount of $137,500 under this private placement offering. The Company did not incur any underwriting or placement expenses in connection with these issuances.  The proceeds will be utilized to support our on-going operations.

Item 3.  Defaults Upon Senior Securities

None to report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders.

Item 5.  Other Information

None to report

Item 6.  Exhibits and Reports Form 8-K

a) Exhibits

Exhibits are numbers in accordance with Item 601 of Regulation S-B. See “Exhibit Index” immediately following the signature page of this Form 10-QSB.

b) Reports on Form 8-K

A Form 8-K dated August 29, 2003 was filed to announce and furnish results of the Company and its wholly owned subsidiary Northern Star Bank for the fourth quarter of the fiscal year ended June 30, 2003.

A Form 8-K dated November 11, 2003 was filed to announce and furnish results of the Company and its wholly owned subsidiary Northern Star Bank for the first quarter of the fiscal year ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Date: November 12, 2003	By	/s/ Thomas P. Stienessen
Thomas P. Stienessen, President and Chief Executive Officer

Date: November 12, 2003	By	/s/ Gerald W. Eick
Gerald W. Eick, Treasurer

EXHIBIT INDEX

NORTHERN STAR FINANCIAL, INC.

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2003

EXHIBIT	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002