Form 10QSB
period 2003-12-31
NORTHERN STAR FINANCIAL INC
filed 2004-02-17
CIK 1068179

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
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

Yes ☒  No ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share
Outstanding shares at February 5, 2004:  568,506

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒.

Northern Star Financial, Inc. and Subsidiary

ITEM 1. SUMMARY OF FINANCIAL DATA

Northern Star Financial, Inc. Summary of Financial Data

The following table summarizes certain historical financial data of Northern Star Financial, Inc. and its subsidiary on a consolidated basis as of and for the three and six months ended December 31, 2003 and 2002.  You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	For the Three Months Ended December 31,		As of and for the Six Months Ended December 31,
	2003	2002	2003	2002
Statement of Income:
Interest income	$706,114	$705,009	$1,404,708	$1,448,546
Interest expense	291,052	371,333	603,245	775,819
Net interest income	415,062	333,676	801,463	672,727
Provision for loan losses	1,405	7,700	16,605	28,700
Other non-interest income	113,936	319,605	403,260	472,841
Non-interest expense	623,835	650,226	1,218,215	1,160,739
(Loss) before income tax expense	(96,242)	(4,645)	(30,097)	(43,871)
Income tax expense (benefit)	—	—	—	—
Net (loss)	$(96,242)	$(4,645)	$(30,097)	$(43,871)
Balance Sheet:
Assets			$50,318,956	$50,142,410
Allowance for loan losses			$796,564	$688,519
Deposits			$41,069,461	$41,216,867
Stockholders’ equity			$2,136,831	$1,947,028

Per Share Data:
Net (loss) - basic	$(0.17)	$(0.01)	$(0.06)	$(0.09)
Net (loss) - diluted	$(0.17)	$(0.01)	$(0.06)	$(0.09)
Book value			3.76	3.94

Other Data
Weighted average shares outstanding - basic	566,713	488,310	543,691	483,908
Weighted average shares outstanding - diluted	566,713	488,310	543,691	483,908

Financial Ratios:
Equity to assets			3.99%	3.92%
Return on average assets			-0.06%	-0.09%
Return on average stockholders’ equity			-1.49%	-2.27%
Net interest margin			3.50%	3.02%
Tier 1 leverage ratio			8.53%	8.35%
Tier 1 capital to risk-weighted assets			11.15%	10.81%
Total capital to risk-weighted assets			12.41%	12.07%

Asset Quality Ratios:
Nonperforming assets to total assets			3.84%	3.99%
Nonperforming assets to total loans and and other real estated owned			5.17%	5.49%
Allowance for loan losses to total loans			2.13%	1.89%

Northern Star Financial, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2003	June 30, 2003
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$1,742,579	$2,377,132
Federal funds sold	4,505,000	482,000
Securities available for sale, at fair value	5,566,398	6,113,088
Securities held for trading, at fair value	68,343	115,862
Federal Home Loan Bank and United Bankers Bank stock, at cost	367,100	367,100
Loans held for sale	491,610	2,035,176
Loans receivable, net of allowance for loan and lease losses of $796,564 and $1,029,581	36,547,679	38,852,128
Accrued interest receivable	240,681	282,416
Property and equipment, net of depreciation	497,580	503,397
Other assets	291,986	124,363
Total Assets	$50,318,956	$51,252,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$3,662,162	$5,090,364
NOW and money market	8,567,907	8,623,932
Savings	6,252,942	4,630,763
Time deposits	22,586,450	23,083,651
Total deposits	41,069,461	41,428,710
Notes payable and other borrowings	5,225,000	5,975,000
Convertible subordinated notes payable	1,600,000	1,600,000
Accrued interest payable and other	287,664	334,818
Total Liabilities	48,182,125	49,338,528

Stockholders’ Equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 568,506 and 519,506 shares issued and outstanding, respectively	5,685	5,195
Undesignated stock, par value $.01 per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,647,114	4,378,104
Accumulated deficit	(2,543,272)	(2,513,175)
Unearned stock compensation	(6,005)	(8,005)
Accumulated other comprehensive income	33,309	52,015
Total Stockholders’ Equity	2,136,831	1,914,134
Total Liabilities and Stockholders’ Equity	$50,318,956	$51,252,662

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary
Unaudited Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Interest income:
Loans receivable	$646,148	$626,252	$1,286,448	$1,261,408
Securities available for sale	51,760	70,883	102,875	168,159
Federal funds sold	8,206	7,874	15,385	18,979
Total interest income	706,114	705,009	1,404,708	1,448,546

Interest expense:
Deposits	217,203	297,359	452,049	620,662
Borrowed funds	73,849	73,974	151,196	155,157
Total interest expense	291,052	371,333	603,245	775,819

Net interest income	415,062	333,676	801,463	672,727
Provision for loan losses	1,405	7,700	16,605	28,700

Net interest income after provision for loan loss	413,657	325,976	784,858	644,027

Non-interest income:
Other fees and service charges	38,110	43,509	90,158	87,934
Gain on sale of securities	4,239	379	17,999	3,504
Gain on sale of loans	71,587	275,717	295,103	381,403
Total non-interest income	113,936	319,605	403,260	472,841

Non-interest expense:
Compensation and employee benefits	249,010	293,294	525,714	514,999
Board fees	32,000	31,500	55,500	54,500
Occupancy	48,514	44,983	94,633	84,856
Printing & supplies	24,194	23,142	43,604	44,644
Property and equipment depreciation	19,616	18,981	39,387	36,854
Data processing	39,467	43,577	79,617	75,516
Professional fees	114,027	60,498	189,488	136,056
Other	97,007	134,251	190,272	213,314
Total non-interest expense	623,835	650,226	1,218,215	1,160,739

(Loss) before income tax benefit	(96,242)	(4,645)	(30,097)	(43,871)
Income tax benefit	—	—	—	—

Net (loss)	$(96,242)	$(4,645)	$(30,097)	$(43,871)

Net (loss) per common share
Basic and diluted (loss) per share of comon stock	$(0.17)	$(0.01)	$(0.06)	$(0.09)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Cash flows from operating activities:
RECONCILIATION OF NET (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net (loss)	$(96,242)	$(4,645)	$(30,097)	$(43,871)
Adjustments:
Depreciation	23,333	22,122	46,821	43,120
Provision for loan losses	1,405	7,700	16,605	28,700
Increase in value of trading securities	(2,073)	—	(2,073)
Accretion and (amortization) of premiums and discounts, net	(1,340)	650	(1,237)	1,155
Stock compensation earned	1,000	998	2,000	1,998
Gain on sale of investments	(2,166)	(379)	(15,926)	(3,504)
Defered loan fees	(30,978)	19,502	(16,843)	40,812
Originations of loans held for sale	(10,386,531)	(13,755,294)	(25,058,195)	(21,159,387)
Proceeds from sales of loans held for sale	10,840,598	13,916,474	26,601,762	20,124,032
Other	(43,987)	77,547	(125,025)	141,442
Net cash provided by (used in) operating activities	$303,019	$284,675	$1,417,792	$(825,503)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,339,375)	(1,509,375)	(2,024,733)	(1,509,375)
Proceeds from maturities of available-for-sale securities	879,285	—	1,388,669	500,000
Proceeds from sales of available-for-sale securities	—	2,146,839	1,202,406	5,969,220
Proceeds from sale/maturities of trading securities	9,384	—	15,926	—
Purchase of restricted stock	—	—	—	(45,000)
Net increase in federal funds sold	(655,000)	(782,000)	(4,023,000)	(3,075,000)
Loan originations and principal payments on loans, net	(225,855)	(1,313,982)	(2,269,141)	(2,026,609)
Purchase of property and equipment	(27,242)	(9,922)	(41,004)	(32,878)
Net cash provided used in investing activities	(1,358,803)	(468,440)	(1,212,595)	(219,642)

Cash flows from financing activities:
Net increase in non-interest bearing demand and savings deposit accounts	2,353,376	1,125,449	137,951	1,639,690
Net increase (decrease) in time deposits	(900,445)	88,568	(497,201)	(12,552)
Proceeds from other borrowings	—	—	—	100,000
Repayments of other borrowings	(750,000)	—	(750,000)	(300,000)
Proceeds from sale of common stock	143,000	82,500	269,500	82,500
Net cash provided by (used in) financing activities	845,931	1,296,517	(839,750)	1,509,638
Net increase (decrease) in cash	(209,853)	1,112,752	(634,553)	464,493
Cash and cash equivalents at beginning of period	1,952,432	1,699,822	2,377,132	2,348,081
Cash and cash equivalents at end of period	$1,742,579	$2,812,574	$1,742,579	$2,812,574

Supplemental disclosure of cash flow information:
Cash paid for interest	$381,602	$437,842	$636,727	$802,968

Supplemental disclosure of non-cash investing and financing activities:
Renewal of convertible subordinated notes	$100,000	$—	$100,000	$—

Unaudited Consolidated Statements of Cash Flows

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

December 31, 2003 (Unaudited)

Note 1:  PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and six month period ended December 31, 2003 include the accounts of Northern Star Financial, Inc. (the “Company”) and its wholly owned subsidiary Northern Star Bank (the “Bank”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 2003 consolidated financial statements and notes of Northern Star Financial, Inc. and Subsidiary included in their annual report as of and for the year ended June 30, 2003.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included.  The results of operations for three and six month periods ended December 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The presentation of the unaudited consolidated statement of cash flows for the three and six months ended December 31, 2002 has been changed to conform with the classifications used in 2003.  These reclassifications had no effect on net cash provided by (used in) operating activities or cash equivalents as previously reported.

Note 3:  EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.  For the six month periods ending December 31, 2003 and 2002 the weighted average number of shares outstanding for basic and diluted earnings per share computation were 543,691 and 483,908, respectively. As of December 31, 2003 and 2002, of the potential common shares of 310,094 and 303,083, respectively, related to stock options, warrants, and convertible subordinated notes payable, 302,010 and 297,078, respectively, were exercisable and anti-dilutive.

During the quarter ended December 31, 2003 there were no options granted. During the quarter ended December 31, 2002 there were 19,500 options granted.

Note 4:   COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended December 31,
	2003	2002
Accumulated comprehensive income (loss)
in composted of the following:

Unrealized gains (losses) on securities
Beginning balance	$52,015	$52,728
Current-period change net of tax	(18,706)	(17,263)
Ending balance	$33,309	$35,465

Comprehensive income (loss) consists of the following:
Net income (loss)	$(30,097)	$(43,871)
Other comprehensive income (loss)	(18,706)	(17,263)
Comprehensive income (loss)	$(48,803)	$(61,134)

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

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002

Net income (loss), as reported	$(96,242)	$(4,645)	$(30,097)	$(43,871)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,726	—	3,452	—

Pro-forma net income (loss)	$(97,968)	$(4,645)	$(33,549)	$(43,871)

Earnings (loss) per share:	$(0.17)	$(0.01)	$(0.06)	$(0.09)
Basic, as reported	$(0.17)	$(0.01)	$(0.06)	$(0.09)
Basic, pro-forma	$(0.17)	$(0.01)	$(0.06)	$(0.09)
Diluted, as reported	$(0.17)	$(0.01)	$(0.06)	$(0.09)
Diluted, pro-forma

Basic Shares	566,713	488,310	543,691	483,908

Diluted Shares	566,713	488,310	543,691	483,908

Note 6:  CONTINGENCIES

The Federal Deposit Insurance Corporation (FDIC) conducted its annual Safety and Soundness Examination of the Bank during the first quarter of 2004 and has issued its report thereon.  This report specifies a variety of financial and operational actions to be taken by the Bank, some of which the Bank did not concur with and, as a result, is exploring with the FDIC alternative means of addressing their concerns.  The ultimate resolution of these matters and their effects on the financial statements, if any, cannot be determined at this time.  While the occurrence of a material loss in connection with the requirements of the FDIC in this regard is a reasonable possibility, management anticipates that it is unlikely that such a loss will occur.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Northern Star Financial, Inc. (the “Company”) is the bank holding company of Northern Star Bank (the “Bank”).  Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Bank for the three and six months ended December 31, 2003.  This analysis should be read in conjunction with the Company’s 2003 Annual Report as filed on form 10-KSB and with the unaudited financial statements and notes as set forth in this report.

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, the outcomes of pending and future litigation and contingencies, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

We have adopted accounting principles generally accepted in the United States of

America (GAAP) in the preparation of our financial statements.  The financial information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Our significant accounting policies are described in the notes to the consolidated financial statements at June 30, 2003 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us and have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and on our results of operations. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, the Company uses the discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to the Company’s financial results.  Other estimates that the Company uses are related to the expected useful lives of the Company’s depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact the Company’s transactions could change.

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

RESULTS OF OPERATIONS

Net Income

The Company’s net operating loss was $96,242 and $30,097 for the three and six months ended December 31, 2003 compared to a loss of $4,645 and $43,871 for the three and six months ended December 31, 2002, respectively.  Basic and diluted earnings per share were $(0.17) and

$(0.01) for the three months ended December 31, 2003 and 2002, respectively.  The decrease in earnings was led by a decline in mortgage refinance activity that produced a 22.63% decrease in gains on the sale of mortgage loans when compared with the same six-month period a year ago.  The decrease in gain on sale of loans was offset by a $128,736 increase in net interest income, which in turn was counteracted by a $23,042 decrease in other operating expenses. The lower level of gains on mortgage loans sold during the six months ended December 31, 2003 as compared to the same period of the prior fiscal year are the result of customer reaction to a less favorable interest rate environment, and management does not expect these gains to continue to the same extent in the current rate environment. Net interest income increased due to an increase in net interest margin.  Non-interest income decreased due to a decrease in the amount of residential mortgage loans originated and sold into the secondary market.  Non-interest expenses decreased during the three months ended December 31, 2003 due  to a decrease in the indirect cost incurred in connection with the decrease in the amount of residential mortgage loans originated and sold.  The decrease in non-interest expenses was lessened by a $53,529 increase in professional fess associated with the on-going litigation that the Bank is involved in (see Item 1 Legal Proceedings).

The return on average equity was (1.49)% for the six months ended December 31, 2003 compared to (2.27)% for the six months ended December 31, 2002.  Return on average assets for the six months ended December 31, 2003 was (0.06)% compared to (0.09)% for the six months ended December 31, 2002.  The return on average equity was (12.13)% for fiscal year ended June 30, 2003.  The increase in the return on average assets from December 31, 2002 to December 31, 2003 was due to the decrease in net losses noted above, which was the result of the 19.14% growth in net interest income, reduced by a 4.95% increase in non-interest expense and a 14.72% decrease in non-interest income.

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

Interest income for the three months ended December 31, 2003 remained relatively unchanged at $706,114, compared to $705,009 for the three months ended December 31, 2002. Interest income for the six months ended December 31, 2003 was $1,404,708 compared to $1,448,546, for the six months ended December 31, 2002. Interest income was relatively unchanged when compared to the prior periods as the level of interest earning assets was unchanged from the prior period end.  Interest earning assets include loan receivables, securities available for sale and federal funds sold.  Net interest income increased by $81,386 or 24.39% for the three-month period ended December 31, 2003 when compared to the prior period and by $128,736 or 19.14% for the six month period as compared to the six month period ended December 31, 2002.  The improvement in net interest income was the result of decreases in interest expense on deposits and borrowed funds. Our net interest margin improved 58 basis points to 3.65% for the three months ended December 31, 2003 from a margin of 3.07% for the three months ended December 31, 2002 despite a decline of 29 basis points in the yield on interest earning assets.  The yield on interest earning assets decreased to 6.20% for the three months ended December 31, 2003 compared to  6.49% for the three months ended December 31, 2002.

Interest Expense

Interest expense for the three months ended December 31, 2003 decreased to $291,052 compared to $371,333 for the three months ended December 31, 2002.  Interest expense for the six months ended December 31, 2003 decreased to $603,245 compared to $775,819 for the six months ended December 31, 2002.  This decrease was due to a lower level of interest rates on interest bearing liabilities that resulted from and was aided by an initiative undertaken by the Company to reduce its average cost of funds.  Due to the decline in the rates of interest paid by the Bank, the cost of deposits declined from 3.35% to 2.38%, for the three months ended December 31, 2002 and 2003, respectively, and 3.48% to 2.46% for the six months ended December 31, 2002 and 2003, respectively. The cost of notes payable and other borrowings declined from 4.57% to 4.06%, for the three months ended December 31, 2002 and 2003, respectively and 4.70% to 4.07% for the six months ended December 31, 2002 and 2003, respectively.  Average interest-bearing deposits increased to $36.51 million compared to $35.51 million for the three months ended December 31, 2003 and 2002, respectively, while they increased to $36.78 million compared to $35.69 million for the six months ended December 31, 2003 and 2002, respectively.

Net Interest Income Before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended December 31, 2003 was $415,062, compared to $333,676 for the three months ended December 31, 2002.  For the six months ended December 31, 2003 and 2002, net interest income before provision for estimated loan losses was $801,463 and $672,727, respectively.  Average interest earning assets were $45.54 million for the three months ended December 31, 2003 with a yield of 6.20% compared to $43.47 million with a yield of 6.49% for the three months ended December 31, 2002. Average interest earning assets were $45.79 million for the six months ended December 31, 2003 with a yield of 6.14% compared to $44.57 million with a yield of 6.50% for the six months ended December 31, 2002.

Provision for Estimated Loan Losses

The provision for estimated loan losses totaled $1,405 for the three months ended December 31, 2003 compared to $7,700 for the three months ended December 31, 2002 and was $16,605 for the six months ended December 31, 2003 compared to $28,700 for the six months ended December 31, 2002.   The provision for estimated loan losses totaled $373,937 for the fiscal year ended June 30, 2003.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income.  Other operating income was $113,936 and $319,605 for the three months ended December 31, 2003 and 2002, respectively.  Other operating income was $403,260 and $472,841 for the six months ended December 31, 2003 and 2002, respectively.

The Bank’s current policy is to sell in the secondary market all residential mortgage loans with a fixed interest rate and with a re-pricing term of more than five years.  Mortgage loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate.  Gains on the sale of loans are based on the net proceeds received and the recorded investment in the loan.  Net gain on sale of loans decreased from $275,717 to $71,587 for the three months ended December 31, 2002 and 2003, respectively. For the six-month periods ended December 31, 2002 and 2003, respectively, there was a decrease from $381,403 to $295,103.  Net gain on sale of loans for the fiscal year ended June 30, 2003 was $865,581.

During the three months ended December 31, 2003, the Bank originated for sale $10.39 million in residential mortgage loans as compared to $13.76 million during the three months ended December 31, 2002.  The Bank sold 100%, of the residential real estate loans originated during the three-month periods ended December 31, 2003 and December 31, 2002.  Based upon current forecasts of interest rates, management anticipates that the Bank’s volume of residential mortgage lending is likely to fall appreciably during the third quarter of the current fiscal year.

Other fee income and service charges decreased from $43,509 for the three months ended December 31, 2002 to $38,110 for the three months ended December 31, 2003. For the six month periods ending December 31, 2002 and 2003, other fee income and service charges increased from $87,934 to $90,158, respectively.   The changes are the result of fluctuations in the volume of fees earned that are associated with current period loan fees, check cashing and other service charges.

Non-Interest Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company and the Bank in its normal course of business.  Salaries and employee benefits, board fees, occupancy, premises and equipment, data processing, professional services, and other expenses are the major categories of other operating expenses.  For the three-month period ending December 31, 2003 total non-interest expense decreased $26,391 or 4.06% over the same period ended December 31, 2002, while total non-interest expense increased $57,476, or 4.95%, when comparing the six-month periods ended December 31, 2003 and 2002. For the six-month period ending December 31, 2003 salary and benefit expense increased $10,715, or 2.08%, over the comparable six-month period ending December 31, 2002, this was the result of an increase in employee benefit expenses, combined with an increase in volume of mortgage lending and the related incentive expense.

For the three-month period ending December 31, 2003, occupancy expenses increased $3,531 or 7.85%, while during the six-month period ending December 31, 2003, occupancy expenses increased $9,777, or 11.52% compared to the same periods in 2002. This increase is due in part to the expansion in the St. Cloud office. Other non-interest expenses decreased $23,042 or 10.80%, when comparing the six-month period ended December 31, 2003 to the six-month period ended December 31, 2002. For the six-month period ending December 31, 2003 legal and other professional fees increased $53,432 or 39.27% over the comparable period ending December 31, 2002.  The increase in these expenses is associated with an increase in activity relating to the litigation previously noted.

Provision for Income Taxes

The effective income tax rate for the Company was 0% for the three and six months ended December 31, 2003 and 2002 because the expected future tax benefit of the net operating loss is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2003 compared to December 31, 2002 and June 30, 2003

Total assets of the Bank increased to $50.32 million as of December 31, 2003 compared to $50.14 million as of December 31, 2002. Total assets of the Bank decreased $0.93 million or 1.82% when compared to the $51.25 million as of June 30, 2003.  Management attributes the decrease in total assets occurring during the six month period ended December 31, 2003 to the lower level of loans held for sale resulting from a reduction in the volume of residential mortgage lending activity associated with refinancing activity in its market.

The level of total deposits held at the Bank, were for the most part unchanged at $41.07 million as of December 31, 2003 compared to $41.22 million of December 31, 2002.  Total deposits decreased $360 thousand when comparing the quarter ending December 31, 2003 with the previous fiscal year end June 30, 2003.  Cash and cash equivalents decreased to $1.74 million as of December 31, 2003 compared to $2.81 million as of December 31, 2002 and declined $630 thousand when compared to the $2.38 million held as of June 30, 2003.

Stockholders’ equity was $2.14 million as of December 31, 2003 compared to $1.95 million as of December 31, 2002 and $1.91 million as of June 30, 2003.

Investments

The Bank’s investment portfolio consists primarily of securities issued by agencies of the United States and overnight investments in the Federal Funds market. US Government agency securities, mortgaged back securities, and corporate bonds totaled $5.57 million as of December 31, 2003 compared to $4.61 million as of December 31, 2002 and were $6.11 million as of June 30, 2003. Federal Funds sold totaled $4.51 million as of December 31, 2003 compared to $4.11 million as of December 31, 2002 and were $480 thousand as of June 30, 2003.  Management attributes the fluctuations in the investment portfolio during the periods to timing differences associated with securities maturing and reinvesting activities as well as to the level of loans held for sale.

Loans

Loan balances, net of the allowance for loan losses, increased to $36.55 million as of December 31, 2003 compared to $35.76 million as of December 31, 2002.  However, loan balances, net of the allowance for loan losses, decreased $2.30 million as of December 31, 2003 from $38.85 million as of June 30 2003. The decrease in loan balances is attributed to the management’s effort to improve net interest margin.

Non-performing Assets.

Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”) and other repossessed assets.  Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.  At December 31, 2003, the Bank had $2.16 million in non-performing assets compared to $2.02 million at December 31, 2002, and $1.96 million at June 30, 2003.

Nonaccrual Loans.

Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible.  The Bank measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  The Bank places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of all payments due under the terms of the loan.  As of December 31, 2003 the Bank had 9 loans on nonaccrual status totaling $1.93 million, at June 30, 2003,  9 loans on nonaccrual status totaling $1.84 million and as of December 31, 2002, the Bank had 9 loans on nonaccrual status totaling $2.0 million.

Classified Assets.

From time to time, management has reason to believe that certain borrowers will not repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans.  Each classified loan is monitored monthly.  Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and other repossessed assets) at December 31, 2003 were $2.27 million compared to $1.84 million as of December 31, 2002 and were $3.11 million at June 30, 2003.

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

As of December 31, 2003, the balance in the allowance for loans losses was $796,564 compared to $688,519 as of December 31, 2002 and $1,029,581 as of June 30, 2003. The allowance for loan losses as a percentage of total loans was 2.13% as of December 31, 2003 compared to 1.89% as of December 31, 2002 and 2.58% as of June 30, 2003.  Management believes the allowance at December 31, 2003 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends, general economic conditions and other factors.

Deposits and Borrowings

Total deposits decreased to $41.07 million as of December 31, 2003 compared to $41.22 million as of December 31, 2002 and $41.43 million as of June 30, 2003.  The decrease in deposits is the result of management’s efforts to decrease the Bank’s cost of funds and was accompanied by a decrease in the level of residential mortgage loans originated and held for sale.

Other borrowings totaled $5.23 million as of December 31, 2003 and $5.98 million as of June 30, 2003, compared to $4.98 million as of December 31, 2002.  Included in other borrowings are advances from the FHLB and other banks.  The Bank established a line of credit with the FHLB collateralized by loans and securities.  Funds from the credit line were used to purchase government securities and increase liquidity at the Bank.

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

Capital

The Company’s capital increased to $4.65 million as of December 31, 2003 compared to $4.24 million as of December 31, 2002 and was $4.38 million as of June 30, 2003.  For the six month period ending December 31, 2003 the Company sold 49,000 shares of common stock and received proceeds of $269,500.

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

At December 31, 2003 and December 31, 2002, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.   As of December 31, 2003, the Bank’s regulatory total capital to risk-weighted assets ratio was 12.41% compared to 12.07% as of December 31, 2002 and 11.60% as of June 30, 2003.  The Bank’s regulatory Tier 1 capital to risk-weighted assets ratio was 11.15% as of December 31, 2003 compared to 10.81% as of December 31, 2002 and 10.33% as of June 30, 2003.  The Bank’s regulatory Tier 1 Capital to average assets ratio was 8.53% as of December 31, 2003 compared to 8.35% at December 31, 2003 and 8.04% at June 30, 2003.

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

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long-term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, un-pledged  investment securities, and the ability to sell loans. As of December 31, 2003, liquid assets as a percentage of deposits were 16.30% compared to 15.25% as of December 31, 2002. Liquidity risk represents the potential for loss as a result of limitations on the Company’s ability to adjust for future cash flows, to meet the needs of depositors and borrowers, and to fund operations on a timely and cost-effective basis. The Bank’s liquidity policy requires monthly review of the Bank’s liquidity by the board of directors.

The Bank had a negative cumulative one year gap of $9.70 million, or 19.28% of total assets, at December 31, 2003. In theory, this would indicate that more liabilities than assets would reprice if there were a change in interest rates over the next year. If interest rates were to increase, the negative gap would tend to result in a lower net interest margin, conversely if interest rates were to decline, the negative gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the re-pricing characteristics of certain short-term funding sources.

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

AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth, for the three and six month periods ended December 31, 2003 and 2002, the weighted average yields or earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For the Three Months Ended
	December 31, 2003				December 31, 2002
	Average Balance		Interest	Average Yield or Rates Paid	Average Balance		Interest	Average Yield or Rates Paid
Assets
Loans receivable	$36,740,819		$646,148	7.03%	$35,348,062		$626,252	7.09%
Investment securities	5,088,814		51,760	4.07%	5,516,189		70,883	5.14%
Federal funds sold	3,709,156		8,206	0.88%	2,603,647		7,874	1.21%
Total interest-earning assets	45,538,789		706,114	6.20%	43,467,898		705,009	6.49%
Non-interest-earning assets	3,947,321				5,027,482
Total assets	$49,486,110				$48,495,380
Liabilities and Stockholders’ Equity
Interest bearing deposits	$36,513,238		217,203	2.38%	$35,510,650		297,359	3.35%
Other liabilities	7,275,000		73,849	4.06%	6,468,178		73,974	4.57%
Total interest-bearing liabilities	43,788,238		291,052	2.66%	41,978,828		371,333	3.54%
Non-interest-bearing liabilities	3,554,707				4,528,182
Total liabilities	47,342,945				46,507,010
Stockholders’ Equity	2,143,165				1,988,370
Total liabilities and stockholders’ equity	$49,486,110				$48,495,380
Net interest spread				3.54%				2.95%
Net interest income/margin			$415,062	3.65%			$333,676	3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.04	x			1.04	x

	For the Six Months Ended
	December 31, 2003				December 31, 2002
	Average Balance		Interest	Average Yield or Rates Paid	Average Balance		Interest	Average Yield or Rates Paid
Assets
Loans receivable	$36,958,237		$1,286,448	6.96%	$35,219,784		$1,261,408	7.16%
Investment securities	5,386,059		102,875	3.82%	6,754,917		168,159	4.98%
Federal funds sold	3,444,817		15,385	0.89%	2,590,946		18,979	1.47%
Total interest-earning assets	45,789,113		1,404,708	6.14%	44,565,647		1,448,546	6.50%
Non-interest-earning assets	4,341,910				4,201,312
Total assets	$50,131,023				$48,766,959
Liabilities and Stockholders’ Equity
Interest bearing deposits	$36,776,167		452,049	2.46%	$35,688,392		620,662	3.48%
Other liabilities	7,425,000		151,196	4.07%	6,600,519		155,157	4.70%
Total interest-bearing liabilities	44,201,167		603,245	2.73%	42,288,911		775,819	3.67%
Non-interest-bearing liabilities	3,790,732				4,534,278
Total liabilities	47,991,899				46,823,189
Stockholders’ Equity	2,139,124				1,943,770
Total liabilities and stockholders’ equity	$50,131,023				$48,766,959
Net interest spread				2.87%				2.83%
Net interest income/margin			$801,463	3.50%			$672,727	3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.04	x			1.05	x

INVESTMENT PORTFOLIO

At December 31, 2003, our available for sale investments securities portfolio represented approximately 11.94% of our interest earning assets of $46.62 million.  We also held investments in stock of the Federal Home Loan Bank and United Bankers Bank in the amount of

$367,100, and securities held for trading in the amount of $68,343, which is not included in the tables below.The securities are listed at fair value.

	December 31, 2003	June 30, 2003

U.S. Agencies	$3,080,609	$2,266,739
Mortgage-back securities	1,950,739	3,318,430
Corporate bonds	535,050	527,919
Total securities available for sale	$5,566,398	$6,113,088

Contractual maturities and yields on the Company’s available for sale investments are summarized in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with our without call or prepayment penalties.

	December 31, 2003
	One Year or Less	Yield	After one year thru five years	Yield	After five years thru ten years	Yield	After 10 years	Yield	Total	Yield

U.S. Agencies	$—	0.00%	$989,687	3.34%	$1,600,297	4.17%	$490,625	4.02%	$3,080,609	3.88%
Mortgage-back securities	—	0.00%	266,223	3.46%	841,234	5.36%	843,282	6.17%	1,950,739	5.45%
Corporate bonds	—	0.00%	535,050	6.06%	—	0.00%	—	0.00%	535,050	6.06%
	$—	0.00%	$1,790,960	4.17%	$2,441,531	4.58%	$1,333,907	5.38%	$5,566,398	4.64%

LOAN PORTFOLIO

The following table summarizes the composition of the loan portfolio.  Total gross loans including net of deferred loan fees and costs outstanding at December 31, 2003 and June 30, 2002 were $37,344,243 and $39,881,709, respectively.  This table excludes loans held for sale as of December 31, 2003 and June 30, 2003 of $491,610 and $2,035,176, respectively.  Loans held for sale are comprised of real estate mortgages.

	December 31, 2003		June 30, 2003
	Amount	% of Total	Amount	% of Total
Commercial & agricultural	$7,070,392	18.98%	$6,979,307	17.55%
Real estate - construction	3,808,627	10.22%	4,433,072	11.15%
Real estate - mortgages	18,278,594	49.06%	18,504,208	46.52%
Consumer loans	8,063,374	21.64%	9,821,027	24.69%
Lease financing	33,537	0.10%	35,673	0.09%
Total loans	$37,254,524	100.00%	$39,773,287	100.00%
Net deferred loan fees/(costs)	89,719		108,422
Less: allowance for loan loss	(796,564)		(1,029,581)
Total net loans	$36,547,679		$38,852,128

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The information in the following table is based on the contractual maturities of individual loans, which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval as well as modification of terms upon maturity.  Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties.  The following table summarizes loan maturities, by type at December 31, 2003 and June 30, 2003.

	As of December 31, 2003
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,376,421	$2,514,643	$2,179,328	$7,070,392
Real estate - construction	1,438,717	2,369,910	—	3,808,627
Real estate - mortgages	722,530	10,792,173	6,763,891	18,278,594
Consumer loans	1,980,034	5,003,149	1,080,191	8,063,374
Lease financing	—	33,537	—	33,537
Total	$6,517,702	$20,713,412	$10,023,410	$37,254,524
Loans maturing after one year with
Fixed interest rate	$27,926,243
Floating interest rates	$2,810,579

	As of June 30, 2003
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,613,798	$2,597,750	$1,767,759	$6,979,307
Real estate - construction	3,496,939	936,133	—	4,433,072
Real estate - mortgages	2,034,243	12,075,344	4,394,621	18,504,208
Consumer loans	2,283,747	6,678,656	858,624	9,821,027
Lease financing	—	35,673	—	35,673
Total	$10,428,727	$22,323,556	$7,021,004	$39,773,287
Loans maturing after one year with
Fixed interest rate	$27,452,321
Floating interest rates	$1,892,239

PROVISION AND ALLOWANCE FOR LOAN LOSSES

We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.

At December 31, 2003, the allowance for loan losses was $796,564, or 2.13% of $37,344,243 in loan receivables (net of loans held for sale).  At June 30, 2003, the allowance for loan losses was $1,029,581, or 2.58% of $39,881,709 in loan receivables (net of loans held for sale). The provision for loan losses was made primarily as a result of management’s assessment of impaired loans and general loan loss risk as our loan portfolio increases.

During the six month ending December 31, 2003 management charged off $249,622 (net of recoveries) and provided $16,605 to the provision for loan losses. During the six month period ended December 31, 2002 management charged off $1,351 (net of recoveries) to the allowance while we provided $28,700 to the provision for loan losses.  For the six-month period ended December 31, 2003, net charge offs as a percentage of average loans outstanding was .68%, compared to .004% for the six-month period ended December 31, 2002. Management believes the allowance at December 31, 2003 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

	Six Months Ended December 31, 2003	Year Ended June 30, 2003
Balance at beginning of period	$1,029,581	$661,170
Charge-offs:
Commercial & agricultural	(2,333)	—
Consumer loans	(251,229)	(14,680)
	(253,562)	(14,680)
Recoveries:
Commercial & agricultural	2,000	7,930
Consumer loans	1,940	1,224
	3,940	9,154
Net charge offs	(249,622)	(5,526)
Provision charged to operations	16,605	373,937
Balance at end of period	$796,564	$1,029,581

Ratio of net charge-offs during the period to average loans outstanding during the period	0.68%	0.02%

At December 31, 2003 and June 30, 2003 the allowance was allocated as follows:

	December 31, 2003		June 30, 2003
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & agricultural	$350,013	18.98%	$341,993	17.55%
Real estate - construction	23,356	10.22%	26,896	11.15%
Real estate - mortgages	153,653	49.06%	151,417	46.52%
Consumer loans	269,290	21.64%	509,007	24.69%
Lease financing	252	0.10%	268	0.09%
Total	$796,564	100.00%	$1,029,581	100.00%

DEPOSITS

The following is a table of deposits by category at December 31, 2003 and June 30, 2003.

	As of December 31, 2003
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand deposit	$3,662,162	8.92%	$3,462,282	8.60%	0.00%
Now and money market	8,567,907	20.86%	8,570,372	21.30%	1.13%
Savings	6,252,942	15.23%	4,847,498	12.05%	1.21%
Time accounts less than $100,000	17,090,628	41.61%	18,012,528	44.76%	3.22%
Time accounts of $100,000 or more	5,495,822	13.38%	5,345,769	13.29%	3.15%
Total deposits	$41,069,461	100.00%	$40,238,449	100.00%

	As of June 30, 2003
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand deposit	$5,090,364	12.29%	$4,166,918	10.40%	0.00%
Now and money market	8,623,932	20.82%	8,676,758	21.66%	1.72%
Savings	4,630,763	11.18%	4,530,948	11.31%	1.70%
Time accounts less than $100,000	18,021,479	43.50%	18,096,268	45.17%	3.98%
Time accounts of $100,000 or more	5,062,172	12.21%	4,587,528	11.46%	4.02%
Total deposits	$41,428,710	100.00%	$40,058,420	100.00%

Maturity distribution of time deposits of less than $100,000 and time deposits of $100,000.00 or more is as follows:

	December 31, 2003
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time accounts less than $100,000	$2,802,110	$2,504,819	$4,661,872	$7,121,827	$17,090,628
Time accounts of $100,000 or more	124,476	1,750,792	1,563,470	2,057,084	5,495,822
Total	$2,926,586	$4,255,611	$6,225,342	$9,178,911	$22,586,450

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

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Bank was a defendant in a complaint filed on February 23, 2002 in United States District Court, District of South Dakota Southern Division by Bridge Lenders, LLC; Jim Perry; Larry Ticknor; Doug English; Rollyn H. Samp; Courtney Anderson; Henry Carlson, Jr.; Michael M. Samp; Ernest Olson; Don Davis; Jerry Landerville; Allen Lewis; Gary Viger; Glen Jamtgaard and Steve Herman (“Plaintiffs”).  The complaint arose out of a series of loans that the Bank made to Plaintiffs in 2000.  Plaintiffs used the proceeds of the loans to make an investment in Bridge Lenders, LLC, and Bridge Lenders, LLC in turn used the funds to make an investment in Phenix Biocomposites, which has defaulted in its obligations to Plaintiffs.  The Bank was a defendant in this action due to the fact that its former director, Frank Gazzola, was also a director of Phenix Biocomposites.  The Plaintiffs alleged that Mr. Gazzola failed to inform the Plaintiffs that their investment in Phenix Biocomposites was not secured.  The Plaintiffs have alleged claims stating that the Bank had a fiduciary duty to the Plaintiffs because of Mr. Gazzola’s dual role as a director of both the Bank and Phenix Biocomposites.  Plaintiffs’ claims include: (1) breach of fiduciary duty, (ii) violation of implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) fraudulent misrepresentation; and (v) punitive damages.  Plaintiffs’ claims (ii) and (v) have been dismissed.  Plaintiffs allege that Mr. Gazzola provided false information to Plaintiffs, and that the false information allegedly provided by Mr. Gazzola constituted intentional or unintentional fraud by Northern Star Bank. Plaintiffs seek compensatory and general damages. The Bank denied the Plaintiffs’ allegations and brought a motion to dismiss all claims for lack of personal jurisdiction. On July 22, 2003, the court dismissed the complaint based upon the failure of the plaintiffs to enjoin Mr. Gazzola.  On July 28, 2003, the Bank initiated legal action in the Blue Earth county court of the State of Minnesota to compel payment on the notes.  On July 29, 2003, the Plaintiffs filed a revised complaint in United States District Court, District of Minnesota, re-asserting their earlier allegations.  The Company is aggressively asserting its claims and defending itself against Plaintiffs’ claims and expects resolution of this matter will occur in the Company’s third fiscal quarter 2004.

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

Item 2.  Changes in Securities and Use of Proceeds

During the first quarter of the current fiscal year, the Company issued 23,000 shares of stock in the amount of $126,500 under a private placement offering for 50,000 shares.  During the second quarter of the current fiscal year, the Company issued 26,000 shares of stock in the amount of $143,000 under this private placement offering. The Company did not incur any underwriting or placement expenses in connection with these issuances.  The proceeds will be utilized to support our on-going operations.

Item 3.  Defaults Upon Senior Securities

None to report.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)            The Annual Meeting of the Company’s stockholders was held on November 19, 2003.

(b)           At the Annual Meeting a proposal to set the number of directors at eight was adopted by a vote of  332,910 shares in favor, with 500 shares against and 9,000 shares abstaining.

(c)            Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there were no solicitation in opposition to management’s nominees, and the following persons were elected Class II directors of the Company to serve for a period of three years and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld

Robert H. Dittrich	341,410	1,000
Gerald W. Eick	341,410	1,000
Thomas P. Stienessen	340,410	2,000

The terms of office of the following directors continued after the Annual Meeting:

Dean M. Doyscher

James H. Illies

Thomas J. Reynolds

Steven A. Loehr

Michael P. Reynolds

Item 5.  Other Information

None to report

Item 6.  Exhibits and Reports Form 8-K

a) Exhibits

Exhibits are numbered in accordance with Item 601 of Regulation S-B. See “Exhibit Index” immediately following the signature page of this Form 10-QSB.

b) Reports on Form 8-K

A Form 8-K dated November 12, 2003 was filed to announce and furnish results of the Company and its wholly owned subsidiary Northern Star Bank for the first quarter of the fiscal year ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Date: February 6, 2004	By	/s/ Thomas P. Stienessen
Thomas P. Stienessen, President and Chief Executive Officer

Date: February 6, 2004	By	/s/ Gerald W. Eick
Gerald W. Eick, Treasurer

EXHIBIT INDEX
NORTHERN STAR FINANCIAL, INC.
FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 2003

EXHIBIT	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002