Form 10QSB
period 2004-03-31
NORTHERN STAR FINANCIAL INC
filed 2004-05-17
CIK 1068179

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☒   No   ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share
Outstanding shares at May 5, 2004:  568,506

Transitional Small Business Disclosure Format (Check one):   Yes   ☐   No   ☒.

Northern Star Financial, Inc. and Subsidiary

Index to Form 10-QSB

March 31, 2004

ITEM 1. SUMMARY OF FINANCIAL DATA

Northern Star Financial, Inc. and Subsidiary Summary of Financial Data

The following table summarizes certain historical financial data of Northern Star Financial, Inc. and its subsidiary on a consolidated basis as of and for the three and nine months ended March 31, 2004 and 2003.  You should read this table in conjunction with our financial statements and related notes appearing elsewhere in this document.

	For the Three Months Ended March 31,		As of and for the Nine Months Ended March 31,
	2004	2003	2004	2003
Statement of Income:
Interest income	$739,959	$694,204	$2,144,667	$2,142,750
Interest expense	273,433	341,303	876,678	1,117,122
Net interest income	466,526	352,901	1,267,989	1,025,628
Provision for loan losses	—	34,900	16,605	63,600
Other non-interest income	148,492	265,269	551,752	738,110
Non-interest expense	633,059	539,841	1,851,274	1,700,580
Income (loss) before income tax expense	(18,041)	43,429	(48,138)	(442)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(18,041)	$43,429	$(48,138)	$(442)
Balance Sheet:
Assets			$51,543,666	$49,995,985
Allowance for loan losses			$644,780	$718,045
Deposits			$42,797,906	$40,937,680
Stockholders’ equity			$2,114,582	$2,099,289

Per Share Data:
Net income (loss) - basic	$(0.03)	$0.09	$(0.09)	$(0.00)
Net income (loss) - diluted	$(0.03)	$0.09	$(0.09)	$(0.00)
Book value			3.72	4.11

Other Data
Weighted average shares outstanding - basic	568,506	498,439	551,902	488,681
Weighted average shares outstanding - diluted	568,506	498,439	551,902	488,681

Financial Ratios:
Equity to assets			3.92%	4.08%
Return on average assets			-0.09%	0.00%
Return on average stockholders’ equity			-2.39%	-0.02%
Net interest margin			3.68%	3.10%
Tier 1 leverage ratio			8.58%	8.46%
Tier 1 capital to risk-weighted assets			10.82%	11.16%
Total capital to risk-weighted assets			12.07%	12.42%

Asset Quality Ratios:
Nonperforming assets to total assets			1.03%	4.26%
Nonperforming assets to total loans and and other real estated owned			1.50%	5.60%
Allowance for loan losses to total loans			1.81%	1.89%

Northern Star Financial, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2004	June 30, 2003
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$4,380,402	$2,377,132
Federal funds sold	3,562,000	482,000
Securities available for sale, at fair value	6,279,734	6,113,088
Securities held for trading, at fair value	—	115,862
Federal Home Loan Bank and United Bankers Bank stock, at cost	385,100	367,100
Loans held for sale	970,000	2,035,176
Loans receivable, net of allowance for loan and lease losses of $644,780 and $1,029,581	34,896,244	38,852,128
Accrued interest receivable	236,429	282,416
Property and equipment, net of depreciation	520,152	503,397
Other assets	313,605	124,363
Total Assets	$51,543,666	$51,252,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$6,622,557	$5,090,364
NOW and money market	8,632,115	8,623,932
Savings	5,731,545	4,630,763
Time deposits	21,811,689	23,083,651
Total deposits	42,797,906	41,428,710
Notes payable and other borrowings	4,750,000	5,975,000
Convertible subordinated notes payable	1,600,000	1,600,000
Accrued interest payable and other	281,178	334,818
Total Liabilities	49,429,084	49,338,528

Stockholders’ Equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 568,506 and 519,506 shares issued and outstanding, respectively	5,685	5,195
Undesignated stock, par value $.01 per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,647,114	4,378,104
Accumulated deficit	(2,561,313)	(2,513,175)
Unearned stock compensation	(5,005)	(8,005)
Accumulated other comprehensive income	28,101	52,015
Total Stockholders’ Equity	2,114,582	1,914,134
Total Liabilities and Stockholders’ Equity	$51,543,666	$51,252,662

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Interest income:
Loans receivable	$669,895	$620,225	$1,956,343	$1,881,633
Securities available for sale	61,137	64,260	164,012	232,419
Federal funds sold	8,927	9,719	24,312	28,698
Total interest income	739,959	694,204	2,144,667	2,142,750

Interest expense:
Deposits	203,822	268,118	655,871	888,780
Borrowed funds	69,611	73,185	220,807	228,342
Total interest expense	273,433	341,303	876,678	1,117,122

Net interest income	466,526	352,901	1,267,989	1,025,628
Provision for loan losses	—	34,900	16,605	63,600

Net interest income after provision for loan loss	466,526	318,001	1,251,384	962,028

Non-interest income:
Other fees and service charges	97,151	84,270	187,309	172,204
Gain on sale of securities	659	—	18,658	3,504
Gain on sale of loans	50,682	180,999	345,785	562,402
Total non-interest income	148,492	265,269	551,752	738,110

Non-interest expense:
Compensation and employee benefits	275,934	247,509	801,648	762,508
Board fees	23,500	24,000	79,000	78,500
Occupancy	46,712	45,104	141,345	129,960
Printing & supplies	19,612	17,742	63,216	62,386
Property and equipment depreciation	21,216	19,162	60,603	56,016
Data processing	42,659	37,398	122,276	112,914
Professional fees	114,672	58,648	304,160	194,704
Other	88,754	90,278	279,026	303,592
Total non-interest expense	633,059	539,841	1,851,274	1,700,580

Income (loss) before income tax benefit	(18,041)	43,429	(48,138)	(442)
Income tax benefit	—	—	—	—

Net income (loss)	$(18,041)	$43,429	$(48,138)	$(442)

Net income (loss) per common share
Basic and diluted income (loss) per share of comon stock	$(0.03)	$0.09	$(0.09)	$(0.00)

See Notes to Consolidated Financial Statements

Northern Star Financial, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Cash flows from operating activities:
RECONCILIATION OF NET (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(18,041)	$43,429	$(48,138)	$(442)
Adjustments:
Depreciation	23,932	22,389	70,753	65,509
Provision for loan losses	—	34,900	16,605	63,600
Increase in value of trading securities	—	—	(17,999)	—
Accretion and (amortization) of premiums and discounts, net	1,133	2,063	(104)	3,218
Stock compensation earned	1,000	1,001	3,000	2,999
Gain on sale of investments	(659)	—	(659)	(3,504)
Defered loan fees	(14,480)	(70,940)	(31,323)	(30,128)
Originations of loans held for sale	(3,614,709)	(12,151,925)	(28,672,904)	(38,472,911)
Proceeds from sales of loans held for sale	3,136,318	12,071,172	29,738,080	37,356,803
Other	21,189	(79,911)	(103,836)	61,531
Net cash provided by (used in) operating activities	(464,317)	(127,822)	953,475	(953,325)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,646,109)	(2,247,999)	(5,670,842)	(3,757,374)
Proceeds from maturities of available-for-sale securities	1,519,943	—	2,859,019	500,000
Proceeds from sales of available-for-sale securities	1,403,676	417,371	2,606,082	6,386,591
Proceeds from sale/maturities of trading securities	68,344	—	133,862	—
Purchase of restricted stock	(18,000)	(22,500)	(18,000)	(67,500)
Net increase (decrease) in federal funds sold	943,000	4,112,000	(3,080,000)	1,037,000
Loan originations and principal payments on loans, net	1,624,345	(1,632,297)	3,893,486	(3,658,906)
Purchase of property and equipment	(46,504)	(22,714)	(87,508)	(55,592)
Net cash provided by investing activities	1,848,695	603,861	636,099	384,219

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing demand and savings deposit accounts	2,503,206	(168,059)	2,641,158	1,471,631
Net decrease in time deposits	(774,761)	(111,128)	(1,271,962)	(123,680)
Proceeds from other borrowings	—	112,000	—	212,000
Repayments of other borrowings	(475,000)	—	(1,225,000)	(300,000)
Proceeds from sale of common stock	—	88,000	269,500	170,500
Net cash provided by (used in) financing activities	1,253,445	(79,187)	413,696	1,430,451
Net increase in cash	2,637,823	396,852	2,003,270	861,345
Cash and cash equivalents at beginning of period	1,742,579	2,812,574	2,377,132	2,348,081
Cash and cash equivalents at end of period	$4,380,402	$3,209,426	$4,380,402	$3,209,426

Supplemental disclosure of cash flow information:
Cash paid for interest	$285,698	$324,817	$922,425	$1,127,785

Supplemental disclosure of non-cash investing and financing activities:
Renewal of convertible subordinated notes	$—	$—	$100,000	$—

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC AND SUBSIDIARY

NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

March 31, 2004 (Unaudited)

Note 1:  PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and nine month period ended March 31, 2004 and 2003 include the accounts of Northern Star Financial, Inc. (the “Company”) and its wholly owned subsidiary Northern Star Bank (the “Bank”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included.  The results of operations for three and nine month periods ended March 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The presentation of the unaudited consolidated statement of cash flows for the three and nine months ended March 31, 2003 has been changed to conform with the classifications used in 2004.  These reclassifications had no effect on net cash provided by (used in) operating activities or cash equivalents as previously reported.

Note 3:  EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented.  For the nine-month periods ending March 31, 2004 and 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 551,902 and 488,681, respectively. As of March 31, 2004 and 2003, of the potential common shares of 310,094 and 309,548, respectively, related to stock options, warrants, and convertible subordinated notes payable, 304,089 and 301,611, respectively, were exercisable and anti-dilutive.

During the quarter ended March 31, 2004, there were no options granted.

Note 4:  COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended March 31,
	2004	2003
Accumulated comprehensive income (loss) in composted of the following:

Unrealized gains (losses) on securities
Beginning balance	$52,015	$52,728
Current-period change net of tax	(23,914)	2,568
Ending balance	$28,101	$55,296

Comprehensive income (loss) consists of the following:
Net income (loss)	$(48,138)	$(442)
Other comprehensive income (loss)	(23,914)	2,568
Comprehensive income (loss)	$(72,052)	$2,126

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(18,041)	$43,429	$(48,138)	$(442)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,726	—	5,178	32,889

Pro-forma net income (loss)	$(19,767)	$43,429	$(53,316)	$(33,331)

Earnings (loss) per share:
Basic, as reported	$(0.03)	$0.09	$(0.09)	$(0.00)
Basic, pro-forma	$(0.03)	$0.09	$(0.10)	$(0.07)
Diluted, as reported	$(0.03)	$0.09	$(0.09)	$(0.00)
Diluted, as pro-forma	$(0.03)	$0.09	$(0.10)	$(0.07)

Basic shares	586,506	498,439	551,902	488,681
Diluted shares	586,506	498,439	551,902	488,681

Note 6:  CONTINGENCIES

The Federal Deposit Insurance Corporation (FDIC) conducted its annual Safety and Soundness Examination of the Bank during the first quarter of fiscal year 2004 and has issued its report thereon.  This report specifies a variety of financial and operational actions to be taken by the Bank, some of which the Bank did not concur with and, as a result, the Bank explored with the FDIC alternative means of addressing their concerns.  The Bank and the FDIC were able to resolve their differences regarding the action to be taken.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Northern Star Financial, Inc. (the “Company”) is the bank holding company of Northern Star Bank (the “Bank”).  Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Bank for the three and nine months ended March 31, 2004.  This analysis should be read in conjunction with the Company’s 2003 Annual Report as filed on form 10-KSB and with the unaudited financial statements and notes as set forth in this report.

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

We believe the allowance for loan and lease losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  The allowance for probable loan and lease losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

RESULTS OF OPERATIONS

Net Income

The Company’s net operating loss was $18,041 and $48,138 for the three and nine months ended March 31, 2004 compared to a profit of $43,429 and a loss of  $442 for the three and nine months ended March 31, 2003, respectively.  Basic and diluted earnings per share were $(0.03) and $0.09 for the three months ended March 31, 2004 and 2003, respectively.  The decline in earnings was the result of the decline in mortgage refinance activity that produced a 38.5% decrease in gains on the sale of loans when compared with the same nine-month period a year ago. The decline in earnings was lessened by the recovery of $187,789 in past due interest and late fees collected during the third quarter realized in connection with the favorable resolution of the Bridge Lenders related litigation. The decrease in earnings was also eased by a $242,361 increase in net interest income, which in turn was counteracted by a $150,694 increase in operating expenses. The lower level of gains on loans sold during the nine months ended March 31, 2004 as compared to the same period of the prior fiscal year are the result of customer reaction to a less favorable interest rate environment.  Management does not expect gains realized on the sale of residential mortgage loans to continue to the same extent in the current rate environment as in the prior fiscal year.  Net interest income increased due to an increase in net interest margin.  Non-interest income decreased due to a decrease in the amount of residential mortgage loans originated and sold into the secondary market.  Non-interest expenses increased during the three months ended March 31, 2004 when compared to the same period of the prior fiscal year due to a increase in compensation and employee benefits associated with additions to staff and was also due to an increase in the amount of professional fees incurred by the Bank in connection with the resolution the Bridge Lenders related litigation that arose out of the tenure of a former director (see Part II Item 1- Legal Proceedings).

The return on average equity was (2.39)% for the nine months ended March 31, 2004 compared to (0.02)% for the nine months ended March 31, 2003.  Return on average assets for the nine months ended March 31, 2004 was (0.09)% compared to (0.00)% for the nine months ended March 31, 2003.  The return on average assets was (0.47)% for fiscal year ended June 30, 2003.  The decrease in the return on average assets from March 31, 2003 to March 31, 2004 was due to an increase in net losses noted above, which was the result of a 25.2% decrease in non-interest income and an 8.86% increase in non-interest expenses.  The resulting decrease in the return on average assets was mitigated by a 23.6% growth in net interest income.

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

Interest income for the three months ended March 31, 2004 increased $45,755 to $739,959, compared to $694,204 for the three months ended March 31, 2003. Interest income for the nine months ended March 31, 2004 was $2.1 million compared to $2.1 million, for the nine months ended March 31, 2003. Interest income for the nine-month period ended March 31, 2004 was relatively unchanged when compared to the nine-month period ending March 31, 2003 as the level of interest earning assets was materially unchanged from the prior period end.  Interest earning assets include loan receivables, securities available for sale and federal funds sold.  Net interest income increased by $113,625 or 32.2% for the three-month period ended March 31, 2004 when compared to the prior period and by $242,361 or 23.6% for the nine-month period as compared to the nine-month period ended March 31, 2003.  The improvement in net interest income was the result of decreases in interest expense on deposits and borrowed funds. Our net interest margin improved 93 basis points to 4.03% for the three months ended March 31, 2004 from a margin of 3.10% for the three months ended March 31, 2003. The yield on interest earning assets increased to 6.39% for the three months ended March 31, 2004 compared to 6.10% for the three months ended March 31, 2003.

Interest Expense

Interest expense for the three months ended March 31, 2004 decreased to $273,433 compared to $341,303 for the three months ended March 31, 2003.  Interest expense for the nine months ended March 31, 2004 decreased to $876,678 compared to $1,117,122 for the nine months ended March 31, 2003.  This decrease was due to a lower level of interest rates on interest bearing liabilities that resulted from, and was aided by, an initiative undertaken by the Bank to reduce its average cost of funds.  Due to the decline in the rates of interest paid by the Bank, the cost of deposits declined from 2.94% to 2.17%, for the three months ended March 31, 2003 and 2004, respectively, and 3.29% to 2.36% for the nine months ended March 31, 2003 and 2004, respectively. The cost of notes payable and other borrowings declined from 4.49% to 4.21%, for the three months ended March 31, 2003 and 2004, respectively and 4.63% to 4.12% for the nine months ended March 31, 2003 and 2004, respectively.  Average interest-bearing deposits increased to $37.6 million compared to $36.5 million for the three months ended March 31, 2004 and 2003, respectively, while they increased to $37.1 million compared to $36.0 million for the nine months ended March 31, 2004 and 2003, respectively.

Net Interest Income Before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended March 31, 2004 was $466,526, compared to $352,901 for the three months ended March 31, 2003.  For the nine months ended March 31, 2004 and 2003, net interest income before provision for estimated loan losses was $1,267,989 and $1,025,628, respectively.  Average interest earning assets were $46.3 million for the three months ended March 31, 2004 with a yield of 6.39% compared to $45.5 million with a yield of 6.10% for the three months ended March 31, 2003.

Average interest earning assets were $46.0 million for the nine months ended March 31, 2004 with a yield of 6.22% compared to $44.9 million with a yield of 6.37% for the nine months ended March 31, 2003.

Provision for Estimated Loan Losses

The provision for estimated loan losses was zero for the three months ended March 31, 2004 compared to $34,900 for the three months ended March 31, 2003 and was $16,605 for the nine months ended March 31, 2004 compared to $63,600 for the nine months ended March 31, 2003.   The provision for estimated loan losses totaled $373,937 for the fiscal year ended June 30, 2003.  The provision for loan losses decreased $46,995 or 73.9% for the nine-month period ended March 31, 2004 as compared to the same nine-month period ended March 31, 2003.  The decrease in the provision for loan losses is primarily in response to the resolution of the litigation associated with the Gazzola Bankruptcy and Bridge Lenders as well as to the stabilization of the over all quality of the loan portfolio.

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

The provision for loan losses represents the current period expense associated with maintaining an appropriate allowance for loan and lease losses. The provision for loan losses and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Bank’s market area. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan and lease losses; however, actual loan losses may vary from current estimates.

Non-Interest Income

Non-interest income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income.  Non-interest income was $148,492 and $265,269 for the three months ended March 31, 2004 and 2003, respectively.  Non-interest income was $551,752 and $738,110 for the nine months ended March 31, 2004 and 2003, respectively.

The Bank’s current policy is to sell in the secondary market all residential mortgage loans with a fixed interest rate and with a re-pricing term of more than five years.  Mortgage loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate.  Gains on the sale of loans are based on the net proceeds received and the recorded investment in the loan.  Net gain on sale of loans decreased from $180,999 to $50,682 for the three months ended March 31, 2003 and 2004, respectively. For the nine-month periods ended March 31, 2003 and 2004, there was a decrease from $562,402 to $345,785, respectively.  Net gain on sale of loans for the fiscal year ended June 30, 2003 was $865,581.

During the three months ended March 31, 2004, the Bank originated for sale $3.6 million in residential mortgage loans as compared to $11.9 million during the three months ended March 31, 2003.  The Bank sold 100%, of the residential real estate loans originated during the three-month periods ended March 31, 2004 and March 31, 2003.  Based upon current forecasts of  increasing interest rates, management anticipates that the Bank’s volume of residential mortgage lending is likely to fall appreciably during the fourth quarter of the current fiscal year.

Other fee income and service charges increased from $84,270 for the three months ended March 31, 2003 to $97,151 for the three months ended March 31, 2004. For the nine-month periods ending March 31, 2003 and 2004, other fee income and service charges increased from $172,204 to $187,309, respectively.   The changes are the result of fluctuations in the volume of fees earned that are associated with current period loan fees, check cashing and other service charges.

Non-Interest Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company and the Bank in its normal course of business.  Salaries and employee benefits, board fees, occupancy, premises and equipment, data processing, professional services, and other expenses are the major categories of other operating expenses.  For the three-month period ending March 31, 2004, total non-interest expense increased $93,218 or 17.3% over the same period ended March 31, 2003, while total non-interest expense increased $150,694, or 8.9%, when comparing the nine-month periods ended March 31, 2004 and 2003, respectively. For the nine-month period ending March 31, 2004, salary and benefit expense increased $39,140, or 5.1%, over the comparable nine-month period ending March 31, 2003. The increase was the result of an increase in employee benefit expenses, combined with an increase in volume of mortgage lending and the related incentive expense.

For the three-month period ending March 31, 2004, occupancy expenses increased $1,608 or 3.6%, while during the nine-month period ending March 31, 2004, occupancy expenses increased $11,385, or 8.8% compared to the same periods in 2003. Other non-interest expenses decreased $24,566 or 8.1%, when comparing the nine-month period ended March 31, 2004 to the nine-month period ended March 31, 2003. For the nine-month period ending March 31, 2004, professional fees increased $109,456 or 56.2% over the comparable period ending March 31, 2003.  The increase in these expenses is associated with an increase in activity relating to the litigation previously noted.

Provision for Income Taxes

The effective income tax rate for the Company was 0% for the three and nine months ended March 31, 2004 and 2003 because the expected future tax benefit of the net operating loss is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2004 compared to March 31, 2003 and June 30, 2003

Total assets of the Bank increased to $51.5 million as of March 31, 2004 compared to $50.0 million as of March 31, 2003. Total assets of the Bank increased $291,004 or 0.57% when compared to the $51.3 million as of June 30, 2003.  Management believes that the increase in total assets occurring during the nine month period ended March 31, 2004 was not significant. However, the lower level of loans held for sale resulting from a reduction in the volume of residential mortgage lending activity associated with refinancing activity in its market significantly changed the mix of interest earning assets.  The lower levels of  residential mortgage lending activity resulted in a 58.2% increase in the Bank’s cash, Federal funds sold and investment portfolio of $8.97 million as June 30, 2003 to $14.22 million as of March 31, 2004 as the proceeds realized from the sale of the loans were held in short term investments.

The level of total deposits held at the Bank, increased $1.9 million to $42.8 million as of March 31, 2004 compared to $40.9 million of March 31, 2003.  Total deposits increased $1.4 million when comparing the quarter ending March 31, 2004 with the previous fiscal year end June 30, 2003.  Cash and cash equivalents increased to $4.4 million as of March 31, 2004 compared to $3.2 million as of March 31, 2003 and increased $2.0 million when compared to the $2.4 million held as of June 30, 2003.

Stockholders’ equity was $2.1 million as of March 31, 2004 compared to $2.1 million as of March 31, 2003 and $1.9 million as of June 30, 2003.

Investments

The Bank’s investment portfolio consists primarily of securities issued by agencies of the United States and overnight investments in the Federal Funds market. US Government agency securities, mortgaged back securities, and corporate bonds totaled $6.3 million as of March 31, 2004 compared to $6.5 million as of March 31, 2003 and were $6.1 million as of June 30, 2003. Federal Funds sold totaled $3.6 million as of March 31, 2004 compared to zero balance as of March 31, 2003 and were $482,000 as of June 30, 2003.  Management attributes the fluctuations in the investment portfolio during the periods to timing differences associated with securities maturing and reinvesting activities as well as to the level of loans held for sale.

Loans

Approximately 55% of the loan portfolio of the Bank is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. The real estate securing the Company’s loan portfolio is concentrated in Minnesota. If real estate values decline significantly higher vacancies and other factors could harm the financial condition of the Bank’s borrowers, the collateral for its loans will provide less security, and the Bank would be more likely to suffer losses on defaulted loans.

Loan balances, net of the allowance for loan and lease losses, decreased to $34.9 million as of March 31, 2004 compared to $37.3 million as of March 31, 2003.  However, loan balances, net of the allowance for loan and lease losses, decreased $4.0 million as of March 31, 2004 from $38.9 million as of June 30 2003. The decrease in loan balances is attributed to the management’s effort to improve net interest margin and due to the repayment of the Bridge Lender loans in the amount of $1.1 million in principal and $187,789 in interest and late fees.

Non-performing Assets.

Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”) and other repossessed assets.  Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.  At March 31, 2004, the Bank had $531,765 in non-performing assets compared to $2.13 million at March 31, 2003, and $1.96 million at June 30, 2003.

Nonaccrual Loans.

Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible.  The Bank measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  The Bank places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of all payments due under the terms of the loan.  As of March 31, 2004 the Bank had 2 loans on nonaccrual status totaling $531,765 million, at June 30, 2003, 9 loans on nonaccrual status totaling $1.84 million and as of March 31, 2003, the Bank had 10 loans on nonaccrual status totaling $2.14 million.

Classified Assets.

From time to time, management has reason to believe that certain borrowers will not repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans.  Each classified loan is monitored monthly.  Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and other repossessed assets) at March 31, 2004 were $1.15 million compared to $2.16 million as of March 31, 2003 and were $3.11 million at June 30, 2003.

Allowance for Loan and Lease Losses.

The Bank has established a methodology for the determination of provisions for loan losses.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan and lease losses as well as specific allowances that are tied to individual loans.  The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and a specific allowance for identified problem loans.  The balance in the allowance is affected by the amounts provided from operations, amounts charged off and recoveries of loans previously charged off.

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

The allowance for loan and lease losses is maintained to cover losses inherent in the loan portfolio.  The responsibility for the review of the Bank’s assets and the determination of the adequacy of the general valuation allowance lies with the Director’s Loan Committee.  This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.  Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured.  The amount of the specific allowance is based on the estimated value of the collateral securing the impaired loans and other analyses pertinent to each situation.  Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level.  Management presents an analysis of the allowance for loan and lease losses to the Bank’s Board of Directors on a quarterly basis.  No assurance can be given that nonperforming loans will not increase or that the allowance for loan and lease losses will be adequate to cover losses inherent in the loan portfolio.

The Director’s Loan Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan and lease losses.  To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the committee’s estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.  By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

As of March 31, 2004, the balance in the allowance for loan and lease losses was $644,780 compared to $718,045 as of March 31, 2003 and $1,029,581 as of June 30, 2003. The allowance for loan and lease losses as a percentage of total loans was 1.81% as of March 31, 2004 compared to 1.89% as of March 31, 2003 and 2.58% as of June 30, 2003.  Management believes the allowance at March 31, 2004 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends, general economic conditions and other factors.

Deposits and Borrowings

Total deposits increased to $42.8 million as of March 31, 2004 compared to $40.9 million as of March 31, 2003 and $41.4 million as of June 30, 2003.  The decrease in deposits is the result of management’s efforts to decrease the Bank’s cost of funds and was accompanied by a decrease in the level of residential mortgage loans originated and held for sale.

Notes payable and other borrowings totaled $4.8 million as of March 31, 2004 and $6.0 million as of June 30, 2003, compared to $5.0 million as of March 31, 2003.  Included in other borrowings are advances from the FHLB and other banks.  The Bank established a line of credit with the FHLB collateralized by loans and securities.  Funds from the credit line were used to purchase government securities and increase liquidity at the Bank.

In addition, the Company has issued $1.6 million of unsecured subordinated notes payable, the proceeds of which was used to provide equity capital to the Bank and to pay the operating expenses of the Company.  The holders of the unsecured notes have the right to convert at any time prior to maturity all or any part of the notes into shares of common stock of the Company at the conversion rate.  The conversion rate is adjusted if the number of shares changes.

Capital

The Company’s capital increased to $4.6 million as of March 31, 2004 compared to $4.3 million as of March 31, 2003 and was $4.4 million as of June 30, 2003.  For the nine-month period ending March 31, 2004 the Company sold 49,000 shares of common stock and received proceeds of $269,500.

Management considers capital requirements as part of its strategic planning process.  Based on current projections, management believes that the Bank will continue to remain well capitalized during 2004.  Future asset growth is dependent upon many factors, including the Bank’s access to capital markets, earnings growth, and overall economic conditions.  The ability to obtain capital is dependent upon the capital markets as well as performance of the Bank.  Management regularly evaluates sources of capital and the timing required to accomplish its strategic objectives.

At March 31, 2004 and March 31, 2003, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.   As of March 31, 2004, the Bank’s regulatory total capital to risk-weighted assets ratio was 12.07% compared to 12.42% as of March 31, 2003 and 11.60% as of June 30, 2003.  The Bank’s regulatory Tier 1 capital to risk-weighted assets ratio was 10.82% as of March 31, 2004 compared to 11.16% as of March 31, 2003 and 10.33% as of June 30, 2003.  The Bank’s regulatory Tier 1 Capital to average assets ratio was 8.58% as of March 31, 2004 compared to 8.46% at March 31, 2003 and 8.04% at June 30, 2003.

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

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long-term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, un-pledged  investment securities, and the ability to sell loans. As of March 31, 2004, liquid assets as a percentage of deposits were 25.23% compared to 11.34% as of March 31, 2003. Liquidity risk represents the potential for loss as a result of limitations on the Company’s ability to adjust for future cash flows, to meet the needs of depositors and borrowers, and to fund operations on a timely and cost-effective basis. The Bank’s liquidity policy requires monthly review of the Bank’s liquidity by the board of directors.

The Bank had a negative cumulative one year gap of $(10.2) million, or (19.7)% of total assets, at March 31, 2004. In theory, this would indicate that more liabilities than assets would reprice if there were a change in interest rates over the next year. If interest rates were to increase, the negative gap would tend to result in a lower net interest margin, conversely if interest rates were to decline, the negative gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the re-pricing characteristics of certain short-term funding sources.

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates. To supplement traditional gap analysis, the Bank performs simulation modeling to estimate the potential effects of changing interest rate environments. The process allows the Bank to explore the complex relationships within the gap over time and various interest rate environments.

The Bank’s internal asset/liability committee and the finance and investment committee of the Board of Directors each meet monthly to monitor the Bank’s investments, liquidity needs and to oversee its asset/liability management. The Bank evaluates the rates offered on its deposit products on a weekly basis.

AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth, for the three and nine month periods ended March 31, 2004 and 2003, the weighted average yields or earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

	For the Three Months Ended
	March 31, 2004				March 31, 2003
	Average Balance		Interest	Average Yield or Rates Paid	Average Balance		Interest	Average Yield or Rates Paid
Assets
Loans receivable	$36,123,445		$669,895	7.42%	$36,164,518		$620,225	6.86%
Investment securities	6,056,333		61,137	4.04%	5,925,454		64,260	4.34%
Federal funds sold	4,113,052		8,927	0.87%	3,416,667		9,719	1.14%
Total interest-earning assets	46,292,830		739,959	6.39%	45,506,639		694,204	6.10%
Non-interest-earning assets	3,659,671				3,923,669
Total assets	$49,952,501				$49,430,308
Liabilities and Stockholders’ Equity
Interest bearing deposits	$37,616,352		203,822	2.17%	$36,491,693		268,118	2.94%
Other liabilities	6,612,069		69,611	4.21%	6,525,667		73,185	4.49%
Total interest-bearing liabilities	44,228,421		273,433	2.47%	43,017,360		341,303	3.17%
Non-interest-bearing liabilities	3,621,295				4,382,831
Total liabilities	47,849,716				47,400,191
Stockholders’ Equity	2,102,785				2,030,117
Total liabilities and stockholders’ equity	$49,952,501				$49,430,308
Net interest spread				3.92%				2.93%
Net interest income/margin			$466,526	4.03%			$352,901	3.10%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.05	x			1.06	x

	For the Nine Months Ended
	March 31, 2004				March 31, 2003
	Average Balance		Interest	Average Yield or Rates Paid	Average Balance		Interest	Average Yield or Rates Paid
Assets
Loans receivable	$36,679,973		$1,956,343	7.11%	$35,534,696		$1,881,633	7.06%
Investment securities	5,608,045		164,012	3.90%	6,478,429		232,419	4.78%
Federal funds sold	3,667,562		24,312	0.88%	2,866,186		28,698	1.34%
Total interest-earning assets	45,955,580		2,144,667	6.22%	44,879,311		2,142,750	6.37%
Non-interest-earning assets	4,115,935				4,108,765
Total assets	$50,071,515				$48,988,076
Liabilities and Stockholders’ Equity
Interest bearing deposits	$37,056,228		655,871	2.36%	$35,978,484		888,780	3.29%
Other liabilities	7,154,023		220,807	4.12%	6,575,568		228,342	4.63%
Total interest-bearing liabilities	44,210,251		876,678	2.64%	42,554,052		1,117,122	3.50%
Non-interest-bearing liabilities	3,734,253				4,461,470
Total liabilities	47,944,504				47,015,522
Stockholders’ Equity	2,127,011				1,972,554
Total liabilities and stockholders’ equity	$50,071,515				$48,988,076
Net interest spread				3.58%				2.87%
Net interest income/margin			$1,267,989	3.68%			$1,025,628	3.05%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.04	x			1.05	x

INVESTMENT PORTFOLIO

At March 31, 2004, our available for sale investments securities portfolio represented approximately 13.3% of our interest earning assets of $47.1 million.  We also held investments in stock of the Federal Home Loan Bank and United Bankers Bank in the amount of $385,100, which is not included in the tables below.  The securities are listed at fair value.

	March 31, 2004	June 30, 2003

U.S. Agencies	$2,506,864	$2,266,739
Mortgage-back securities	3,772,870	3,318,430
Corporate bonds	—	527,919
Total securities available for sale	$6,279,734	$6,113,088

Contractual maturities and yields on the Company’s available for sale investments are summarized in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with our without call or prepayment penalties.

	March 31, 2004
	One Year or Less	Yield	After one year thru five years	Yield	ten years	After five years thru Yield	After 10 years	Yield	Total	Yield

U.S. Agencies	$—	0.00%	$1,503,114	2.91%	$1,003,750	5.63%	$—	0.00%	$2,506,864	4.00%
Mortgage-back securities	—	0.00%	304,616	3.66%	1,489,438	4.80%	1,978,816	4.28%	3,772,870	4.44%
	$—	0.00%	$1,807,730	3.04%	$2,493,188	5.13%	$1,978,816	4.28%	$6,279,734	4.26%

LOAN PORTFOLIO

The following table summarizes the composition of the loan portfolio.  Total gross loans including net of deferred loan fees and costs outstanding at March 31, 2004 and June 30, 2003 were $35,541,024 and $39,881,709, respectively.  This table excludes loans held for sale as of March 31, 2004 and June 30, 2003 of $970,000 and $2,035,176, respectively.  Loans held for sale are comprised of real estate mortgages.

	March 31, 2004		June 30, 2003
	Amount	% of Total	Amount	% of Total
Commercial & agricultural	$7,092,970	19.99%	$6,979,307	17.55%
Real estate - construction	3,104,142	8.75%	4,433,072	11.15%
Real estate - mortgages	18,920,724	53.33%	18,504,208	46.52%
Consumer loans	6,327,023	17.83%	9,821,027	24.69%
Lease financing	33,536	0.10%	35,673	0.09%
Total loans	$35,478,395	100.00%	$39,773,287	100.00%
Net deferred loan fees/(costs)	62,629		108,422
Less: allowance for loan loss	(644,780)		(1,029,581)
Total net loans	$34,896,244		$38,852,128

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The information in the following table is based on the contractual maturities of individual loans, which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval as well as modification of terms upon maturity.  Actual repayments of loans may differ from maturities reflected below because borrowers have the right to repay obligations with or without prepayment penalties.  The following table summarizes loan maturities, by type at March 31, 2004 and June 30, 2003.

	As of March 31, 2004
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,080,879	$2,962,876	$2,049,215	$7,092,970
Real estate - construction	1,323,191	1,780,951	—	3,104,142
Real estate - mortgages	1,042,413	11,624,848	6,253,463	18,920,724
Consumer loans	604,936	4,725,509	996,578	6,327,023
Lease financing	—	33,536	—	33,536
Total	$5,051,419	$21,127,720	$9,299,256	$35,478,395
Loans maturing after one year with
Fixed interest rate	$27,421,023
Floating interest rates	$3,005,953

	As of June 30, 2003
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,613,798	$2,597,750	$1,767,759	$6,979,307
Real estate - construction	3,496,939	936,133	—	4,433,072
Real estate - mortgages	2,034,243	12,075,344	4,394,621	18,504,208
Consumer loans	2,283,747	6,678,656	858,624	9,821,027
Lease financing	—	35,673	—	35,673
Total	$10,428,727	$22,323,556	$7,021,004	$39,773,287
Loans maturing after one year with
Fixed interest rate	$27,452,321
Floating interest rates	$1,892,239

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan and lease losses will be made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.

The Bank made no additions to the allowance for loan and lease losses during the three months ended March 31, 2004.  At March 31, 2004, the allowance for loan and lease losses was $644,780, or 1.81% of $35.5 million in loan receivables (net of loans held for sale).  At June 30, 2003, the allowance for loan and lease losses was $1,029,581, or 2.58% of $39,881,709 in loan receivables (net of loans held for sale). The provision for loan losses was made primarily as a result of management’s assessment of impaired loans and general loan loss risk as our loan portfolio increases.

During the nine months ending March 31, 2004, management charged off $401,406 (net of recoveries) and provided $16,605 to the provision for loan losses.  For the nine-month period ended March 31, 2004, net charge offs as a percentage of average loans outstanding was 1.09%, compared to 0.00% for the nine-month period ended March 31, 2003. The increase in net charge-offs for the first nine months of fiscal year 2004 was primarily due to increased charge-offs that occurred within the Bank’s commercial loan portfolio.

Management believes the allowance at March 31, 2004 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan and lease losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

	Nine Months Ended March 31, 2004	Year Ended June 30, 2003
Balance at beginning of period	$1,029,581	$661,170
Charge-offs:
Commercial & agricultural	(185,611)	—
Consumer loans	(251,304)	(14,680)
	(436,915)	(14,680)
Recoveries:
Commercial & agricultural	4,000	7,930
Consumer loans	31,509	1,224
	35,509	9,154
Net charge offs	(401,406)	(5,526)
Provision charged to operations	16,605	373,937
Balance at end of period	$644,780	$1,029,581

Ratio of net charge-offs during the period to average loans outstanding during the period	1.09%	0.02%

At March 31, 2004 and June 30, 2003 the allowance was allocated as follows:

	March 31, 2004		June 30, 2003
	Amount	Percent of Loans in Each Category of Total Loans	Amount	Percent of Loans in Each Category of Total Loans
Commercial & agricultural	$361,487	19.99%	$341,993	17.55%
Real estate - construction	19,952	8.75%	26,896	11.15%
Real estate - mortgages	155,202	53.33%	151,417	46.52%
Consumer loans	107,887	17.83%	509,007	24.69%
Lease financing	252	0.10%	268	0.09%
Total	$644,780	100.00%	$1,029,581	100.00%

DEPOSITS

The following is a table of deposits by category at March 31, 2004 and June 30, 2003.

	As of March 31, 2004
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand deposit	$6,622,557	15.47%	$3,426,516	8.46%	0.00%
Now and money market	8,632,115	20.17%	8,732,425	21.57%	1.12%
Savings	5,731,545	13.39%	5,294,227	13.08%	1.26%
Time accounts less than $100,000	15,944,344	37.25%	17,570,894	43.40%	3.10%
Time accounts of $100,000 or more	5,867,345	13.72%	5,458,682	13.49%	3.03%
Total deposits	$42,797,906	100.00%	$40,482,744	100.00%

	As of June 30, 2003
	Ending Balance	Percentage of Total Deposits	Average Balance	Percentage of Total Average Deposits	Effective Cost
Demand deposit	$5,090,364	12.29%	$4,166,918	10.40%	0.00%
Now and money market	8,623,932	20.82%	8,676,758	21.66%	1.72%
Savings	4,630,763	11.18%	4,530,948	11.31%	1.70%
Time accounts less than $100,000	18,021,479	43.50%	18,096,268	45.17%	3.98%
Time accounts of $100,000 or more	5,062,172	12.21%	4,587,528	11.46%	4.02%
Total deposits	$41,428,710	100.00%	$40,058,420	100.00%

Maturity distribution of time deposits of $100,000.00 and over and time deposits of less than $100,000 is as follows:

	March 31, 2004
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time accounts less than $100,000	$2,504,942	$2,208,483	$3,828,364	$7,402,555	$15,944,344
Time accounts of $100,00 and over	1,750,791	824,699	1,230,677	2,061,178	5,867,345
Total	$4,255,733	$3,033,182	$5,059,041	$9,463,733	$21,811,689

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

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Bank was a defendant in a complaint filed on February 23, 2002 in United States District Court, District of South Dakota Southern Division by Bridge Lenders, LLC; Jim Perry; Larry Ticknor; Doug English; Rollyn H. Samp; Courtney Anderson; Henry Carlson, Jr.; Michael M. Samp; Ernest Olson; Don Davis; Jerry Landerville; Allen Lewis; Gary Viger; Glen Jamtgaard and Steve Herman (“Plaintiffs”).  The complaint arose out of a series of loans that the Bank made to Plaintiffs in 2000.  Plaintiffs used the proceeds of the loans to make an investment in Bridge Lenders, LLC, and Bridge Lenders, LLC in turn used the funds to make an investment in Phenix Biocomposites, which has defaulted in its obligations to Plaintiffs.  The Bank was a defendant in this action due to the fact that its former director, Frank Gazzola, was also a director of Phenix Biocomposites.  On February 24, 2004, the court dismissed all claims against Northern Star Bank and Frank Gazzola.

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

b) Reports on Form 8-K

1) A Form 8-K dated February 10, 2003 was filed to announce and furnish results of the Company and its wholly owned subsidiary Northern Star Bank for the second quarter of the fiscal year ended June 30, 2004

2) A Form 8-K dated February 26, 2003 was filed to announce the dismissal, with prejudice, of all claims asserted by plaintiffs against Northern Star Bank in United States District Court.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Date: May 13, 2004	By	/s/ Thomas P. Stienessen
Thomas P. Stienessen, President and Chief Executive Officer

Date: May 13, 2004	By	/s/ Gerald W. Eick
Gerald W. Eick, Treasurer

EXHIBIT INDEX

NORTHERN STAR FINANCIAL, INC.

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2004

EXHIBIT	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002