Form 10KSB
period 2004-06-30
NORTHERN STAR FINANCIAL INC
filed 2004-09-24
CIK 1068179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year:  $2,773,272.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 2, 2004 was approximately $885,856 based upon the average high and low bid prices of the Registrant’s Common stock on such date.

There were 594,506 shares of Common Stock, $.01 par value, outstanding as of August 24, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23:  Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting are incorporated by reference into Items 9, 10, 11, 12 and 14 of Part III.

Transitional Small Business Disclosure Format (check one).  Yes ☐                            No ☒

INDEX

Description

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS

	ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

PART III

	ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

	ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The Bank’s principal sources of income are interest on loan receivables, interest and dividends collected on investments, gains on the sale of loans, and service fees on deposit accounts. The Bank’s principal expenses are interest paid on savings, time, NOW and money market deposits, loan loss provision, employee compensation, office expenses, and other overhead expenses.

MARKET AREA

Our principal market area is the Minnesota counties of Blue Earth, Nicollet, LeSueur, Benton, Stearns, and Sherburne, which includes the communities of Mankato and St. Cloud, Minnesota, from which we are expected to draw a significant portion of our business.  Approximately 85,000 people reside in Mankato and the surrounding area and 191,000 people reside in St. Cloud and the surrounding area.  For calendar year 2003, median household income of residents living in our principal market areas was approximately $62,000.

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

EMPLOYEES

At June 30, 2004, the Bank employed 19 full-time employees and 2 part-time employees. Various executive officers of the Bank also serve as the officers of the Company. Other than our chief executive officer, the Company does not compensate any other officer or employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

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

Generally, under regulations adopted by all of the bank federal regulatory agencies, “well capitalized” has been defined as an institution with a total capital to risk-based asset ratio of 10%, a Tier 1 capital to risk-based asset ratio of 6% and a Tier 1 leverage ratio of 5%.  The regulations further provide that an “adequately capitalized” institution must have a total capital to risk-based asset ratio of at least 8%, a Tier 1 capital to risk-based asset ratio of 4% and a Tier 1 leverage ratio of 4%.  Institutions not satisfying the requirements for “adequately capitalized” will be deemed “undercapitalized.”  Institutions with a total capital to risk-based asset ratio of 6% or less, a Tier 1 capital to risk-based asset ratio of 3% or less, or a Tier 1 leverage ratio of 3% or less will be deemed “significantly undercapitalized.”  Finally, the regulations provide that an institution with a Tier 1 leverage ratio of less than 2% will be deemed “critically undercapitalized.”  Federal bank regulatory agencies, including the FDIC, are authorized to downgrade a financial institution from one capital category to the next if they determine the asset quality, management, earnings or liquidity of that institution warrant such downgrade.  Under the regulations, as of June 30, 2004 and 2003, the Bank is classified as “well capitalized.”

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

Larger institutions are required to compile and report certain data on their lending activities in order to measure performance. Some of this data is also required under other laws,

such as the Equal Credit Opportunity Act. Small institutions are now being examined on a “streamlined assessment method.” The streamlined method focuses on the institution’s loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution’s regulator three months before its effective date and be published for public comment.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company and Bank’s office is located at 1650 Madison Avenue, Mankato, Minnesota.  The Bank has entered into a 10-year lease agreement with Colonial Square Partners, Inc. to lease approximately 5,107 square feet.  Dean Doyscher, a director and principal shareholder of the Company was, but no longer is, a partner of Colonial Square Partners, Inc.  Pursuant to the lease agreement, the Bank pays monthly rent of approximately $6,384 during the first three years of the lease, $6,491 a month for the next three years and $6,704 per month for the last four years of the lease term.  The Bank currently pays monthly rent of $6,491 a month.  The Bank has the option to extend the lease term for two consecutive five-year periods with a right of first refusal on any additional space that becomes available.  The Bank’s office includes a teller line with three tellers, two platform positions, two drive-through lanes, an ATM drive-through lane and executive and administrative offices.

The Bank also maintains a banking facility that is located at 300 East St. Germain Street in St. Cloud, Minnesota.  On March 7, 2001 the Bank has entered into a 10-year lease agreement with Five Star Properties of St. Cloud, LLC to rent approximately 3,100 square feet.  James H. Illies, a director of the Company and Bank, is an owner of Five Star Properties of St. Cloud, LLC.  Pursuant to the lease agreement, the Bank pays monthly rent of approximately $5,540 month. Rents are scheduled to escalate at the rate of $1.00 per square foot annually during the next three years.  Under the terms of the lease the Bank will pay $20.00 per square foot during years six through ten.  The Bank has the option to extend the lease term for one consecutive five-year period with a right of first refusal on any additional space that becomes available.  The Bank’s office includes a teller line with three tellers, two platform positions, two drive-through lanes, an ATM drive-through lane and executive and administrative offices.

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

During 1999 and 2000, the Bank made a series of loans to Frank Gazzola, then a Director of the Company, in various amounts at market rates of interest and for terms of various lengths of time. Mr. Gazzola defaulted on the loans and the Bank foreclosed on the collateral for the loans. The Trustee for the U.S. Bankruptcy Court, District of Minnesota, claimed that since certain collateral was conveyed to the Bank within one year of Gazzola’s bankruptcy filing and since he was an insider, they were preferential transfers and must be reversed.  On June 12, 2003, in an out of court settlement, the court approved a settlement agreement where-in the Bank agreed to pay the bankruptcy court a settlement fee for which the Bank retained a claim against the unsecured assets of Mr. Gazzola’s bankruptcy estate and a release by the court of all claims to the collateral held by the Bank.

In the normal course of business, the Company and its subsidiary are involved in litigation.  Management does not believe that any litigation in which it is currently involved will have a material impact on the Company’s financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the OTC Bulletin Board under the symbol “NSBK” since February 2, 1999, and is currently under the symbol “NSBK.OB”.  Quotations in the following table represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Common Stock
Fiscal Quarter Ended	High Bid	Low Bid

September 30, 2002	7.25	5.50
December 31, 2002	6.50	5.50
March 31, 2003	7.00	4.75
June 30, 2003	6.50	4.50
September 30, 2003	5.70	4.25
December 31, 2003	6.00	4.50
March 31, 2004	7.00	5.50
June 30, 2004	5.50	3.25

At July 30, 2004, the last sale price for the Company’s common stock was $3.25 per share.  At June 30, 2004, there were issued and outstanding 588,506 shares of common stock of the Company held by 59 stockholders of record.  Record ownership includes ownership by nominees who may hold for multiple owners.

In the fourth quarter of fiscal year 2004, the Board of Directors of the Company sold in a private placement of 20,000 shares of its common stock at a price of $5.00 per share.  The proceeds will be used to support our on-going operations.

The Company has paid no dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future.  In the second quarter of fiscal year 2004, on December 31, 2003, the Company sold $100,000 of convertible subordinated unsecured note to an accredited investor.  The notes bear interest at the rate of 6.50% per annum and are convertible into common stock of the Company any time prior to maturity at the rate of $9.00 per share. The term of the note is one year.

On April 7, 2004 and June 23, 2004, the Company sold an aggregate of $200,000 of convertible subordinated unsecured notes to accredited investors.  The notes bear interest at the rate of 6.00% per annum and are convertible into common stock of the Company any time prior to maturity at the rate of $6.00 per share.  The term of the April 7, 2004 note is two years and the term of June 23, 2004 notes are six months.

  In connection with the sale of the notes the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The investors have taken the notes for investment purposes, and the notes contain a restrictive securities legend.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section presents management’s review of the operating results and financial condition of the Company and its subsidiary, the Bank. This section provides information which management believes may not be otherwise apparent from the Consolidated Statements of Financial Condition, Operations, Stockholders’ Equity and Cash Flows and is intended to assist readers in understanding the Company’s performance and financial condition.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING INFORMATION AND ACTUAL RESULTS MAY DIFFER

Statements that the Company may publish, including those in this Annual Report on Form 10-KSB that are not strictly historical are “forward looking” statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about the Company’s plans, objectives, expectations and intentions that are not historical facts. When used in this Annual Report, the words “expects”, “anticipates”, “plans”,

“believes”, “seeks”, “estimates”, and similar expressions are generally intended to identify forward-looking statements.  Statements made in this Annual Report regarding the Company’s beliefs and expectations that (i) it expects to be able to maintain or slightly improve its net interest margin in a declining rate environment; (ii) loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions; (iii) the present loan allowance is adequate; (iv) the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs; and (v) it expects a decrease in the overall cost of money during fiscal 2004 are “forward looking” statements which involve known and unknown risks and uncertainties that may cause the actual results to differ materially from those expected and stated in this announcement.  Actual results could differ as a result of: (i) a further slowdown of economic growth in the United States, particularly in the Company’s market areas; (ii) an increase in loan defaults; (iii) changes in consumer behavior resulting from attacks similar to the September 11, 2001 attack on the United States and changes in federal and state laws; (iv) increased competitions from other financial and non-financial institutions; (v) the failure of the Company to successfully implement its growth strategy; and (vi) costs and expenses incurred in defending the Company and Bank in connection with litigation and payment of damages and settlement costs associated with such litigation.  Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.

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

OVERVIEW OF EARNINGS PERFORMANCE

During the fiscal year ending June 30, 2004, the Company reported a net loss of $367,607 or a basic loss of $0.66 per share. This represents a $134,791 increase in net losses or $0.19 per share over the fiscal year ended June 30, 2003. The significant factors impacting net loss for fiscal year 2004 compared to 2003 were:

•                  Non-interest income in the form of gain on the sale of loans decreased $439,976 from $865,581 earned during fiscal year 2003 to $425,605 earned during fiscal year 2004 as a result of rising interest rates and the depletion of refinancing activity in our marketplace.

•                  Compensation and employee benefits increased $96,428 during fiscal year 2004 to $1,119,419 compared to $1,022,991 during fiscal year 2003, due to staff additions, higher employee benefit costs, and executive search fees.

•                  The Bank’s net interest income increased $190,712 as a result of improvements in the Bank’s net interest margin despite lower levels of interest earning assets and interest bearing liabilities.

•                  The Bank’s provision for anticipated loan and lease losses decreased $205,665 when compared to fiscal year ended June 30, 2003 as a result of improvements in the Bank’s loan portfolio resulting from the favorable resolution of the Bridge Lenders related litigation.

The impact to the Company from these items, and others of both a positive and negative nature, is discussed in more detail below.

RESULTS OF OPERATIONS

Net Income (Loss)

The Company’s net operating loss totaled $367,607 for the fiscal year ended June 30, 2004, compared to a $232,816 net operating loss of the prior fiscal year ended June 30, 2003.   The basic loss per share in fiscal year 2004 was $0.66, compared to a basic loss of $0.47 and $2.27 in 2003 and 2002, respectively.

During fiscal year 2004, the Company experienced decreases in both interest earning assets and in interest bearing liabilities resulting in a $107,045 decease in interest income and a $297,757 decrease in interest expense. As a result, the Company realized an increase in net interest income of $190,712 during fiscal year 2004.  The yield earned on interest earning assets decreased 27 basis points to 6.15% at fiscal year end June 30, 2004 compared to a yield of 6.42% earned on interest earning assets during the fiscal year ended June 30, 2003.   During fiscal year 2004 the average cost of funding interest earning assets decreased 74 basis points from 3.34% during fiscal year 2003 to 2.60% during fiscal year 2004.

We maintain an allowance for loan and lease losses that is intended to absorb inherent losses in the loan portfolio.  Loans are charged against the allowance when management believes collection of the principal is unlikely.  Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible.  As a result of an evaluation of the existing loans in our loan portfolio the Company made provisions for loan losses of $168,272 during fiscal year 2004.

The Bank was successful in collecting interest totaling $191,573 on loans that had previously been written off.  Interest forgone on non-accrual loans amounted to $42,015 during fiscal year 2004 compared to $74,936 during fiscal year 2003.

During the fiscal year ended June 30, 2004, the Bank’s loan portfolio including loans held for sale decreased $7.4 million or 17.58% when compared to fiscal year end June 30, 2003.  The lower interest rate environment during fiscal year 2004, when compared to fiscal year 2003 resulted in a reduction in the Bank’s interest income and loan volume, as shown in the rate column of the Rate/Volume Analysis table.

The lower interest rate environment within the Bank’s loan portfolio during fiscal year 2004, as compared to fiscal year 2003, also resulted in a decrease in the Company’s total interest expense. The reduction in interest expense occurred primarily as a result of a decrease in the overall interest rate paid for deposits and a reduction in time deposits of $2.9 million, which was partially offset by an increase in lower cost savings account deposits.

Non-interest income totaled $684,398 for the year ending June 30, 2004 representing a decrease of $402,779, or 37.05% over the prior year. The decrease resulted primarily from reduced gains on the sale of loans, partially offset by an increase in other fees and service charges, and gains on sale of investment securities. Total non-interest expense increased $128,289 or 5.35% from $2,398,059 in 2003 to $2,526,448 during 2004 primarily as a result of the litigation settlement expenses, pay increases for existing staff as well as additions to our staff and to overall increases in the cost of operations associated with an increase in the number of deposit and loan accounts.

Net Interest Income

Net interest income increased $190,712, or 13.13% to $1,642,715 in 2004 after increasing 55.16% in 2003. While the yield on average earning assets declined to 6.15% in 2004 as compared to 6.42% in 2003, the cost of funds for average interest bearing liabilities assets also decreased to 2.60% in 2004 from 3.34% in 2003. The amount of the increase in net interest income in 2004 is attributable to a decrease of 0.74% in the cost of average interest bearing liabilities, which was offset, by a 0.27% decrease in the yield on average earning assets.  The Bank’s interest rate spread improved to 3.55% from 3.08% at June 30, 2004 and 2003, respectively.  The Bank’s net interest margin increased from 3.24% during fiscal year 2003 to 3.65% during fiscal year 2004.

The Bank’s net interest margin increased 41 basis points during fiscal year 2004 after increasing 98 basis points in fiscal year 2003. The increase in 2004 was the result of several key items:

•                  Interest forgone on non-accrual loans during fiscal year 2004 totaled $42,015 as compared to $74,936 during fiscal year 2003.  This was a $32,921 improvement year to year. For fiscal year 2004, this reduced the yield on loans by 12 basis points and the net interest margin by 10 basis points.

•                  Interest collected on loans that had previously been charged off or on nonaccrual status totaled $191,573.

•                  Changes in the mix of the investment portfolio during fiscal year 2004 resulted in a decrease of 98 basis points in the average yield earned on investments securities.

•                  The general decrease in the interest rate environment during 2004 resulted in a decrease of 52 basis points in the average yield earned on federal funds sold.

•                  The decrease in interest rates during 2004 also resulted in a decrease of 98 basis points in the cost of average certificates of deposit.

•                  During fiscal year 2002, the Company adopted provisions to its lending policies establishing a floor rate of interest for new and renewing loans.

During fiscal year 2004, average loans decreased $156,931 or 0.43%, while investment securities decreased $715,379, or 11.13%, compared to fiscal year end 2003. Average interest bearing deposits increased $551,879, or 1.54% during 2004 and other borrowings increased an average of $157,418, primarily as a result of an increase of $200,000 in convertible subordinated notes issued during the fourth quarter of fiscal year 2004 which was offset by a $246,851 decrease in the average amount of Federal Home Loan Bank advances outstanding during fiscal year 2004.

Net interest income increased $190,712 or 13.13% during fiscal year 2004 after increasing

55.16% during fiscal year 2003. The increase in net interest income during fiscal year 2003 is attributable to an increase of 8.30% in average interest earning assets combined with an 11.32% increase in average interest bearing liabilities.

The mix of interest earning assets at June 30, 2004 changed as compared to June 30, 2003 as a result of a year-over-year decline in loan growth of 15.05% during fiscal year 2004 as compared to an increase of 15.90% in fiscal year 2003.

Average interest bearing deposits during fiscal year 2004 increased $551,879 or 1.54% to  $36.4 million as compared to average interest bearing deposits of  $35.9 million during fiscal year 2003.

The volume variances for total interest income in 2004 compared to 2003 was comprised of a decrease in average loans of 0.43% together with increases in average investment securities and federal funds sold of 3.99%, combined for a net decrease in interest income of $107,000. The continued decline of the interest rate environment within the Bank’s loan portfolio during fiscal year 2004 decreased interest income $107,000, as compared to the prior year, with $79,000 of the decrease resulting from a basis point decline in the yield earned on loans; a $90,000 decrease resulting from a 98 basis points decline in the yield earned on investment securities and a $3,000 decrease resulting from a 52 basis points decline in the yield earned on federal funds sold.  While average interest bearing liabilities increased 1.66% during 2004, the average rate paid on interest bearing liabilities declined 74 basis points resulting in a net decrease in total interest expense of $297,000.

Provision for Loan Losses

The provision for loan losses decreased $205,665 or 55.00% to $168,272 during the fiscal year ended June 30, 2004 as compared to $373,937 for the fiscal year ended June 30, 2003.  The decrease in the provision for loan losses is primarily in response to the decrease in loan growth during fiscal year 2004 as compared to fiscal year 2003 and to the resolution of the litigation associated with the Bridge Lenders loans.

The Bank made a $114,667 and a $287,114 provision for loan and lease losses for the years ended June 30, 2004 and 2003, respectively, for loan losses associated with the risk of loss inherent in one commercial loan with an outstanding balance of approximately $600,000. The Bank does not have any other credits associated with the related industry and type of loan and, as a result, management does not believe the deterioration in this credit represents an adverse trend in the quality of our loan portfolio.

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

Net charge-offs during 2004 totaled $750,386 and represents an increase of $744,860 over 2003.  During 2004, the Bank charged off $518,837 of principal as result of losses incurred in connection with the commercial loan identified above and with one of the loans subject to litigation.  The Bank has not modified or significantly changed its underwriting standards or estimation methods and assumptions affecting the allowance for loan and lease losses.

Non-Interest Income

Non-interest income decreased 37.05% and increased 142.96% in 2004 and 2003, respectively. The primary components of non-interest income consist of: service charges, gain on sale of loans, and other non-interest income.

Other fees and service charge revenue increased 7.52% in 2004 when compared to 2003 and 61.36 in 2003 when compared to 2002. While average total deposits decreased 0.67% in 2004 and increased 13.95% in 2003, average non-interest-bearing demand deposits decreased 19.64% during fiscal year 2004 and increased 73.98% during fiscal year 2003. NOW and money market accounts increased 2.42% during 2004 as compared to 2003.

The Company experienced decreased mortgage lending activity for both new loans and refinancing of existing loans due to the continued increase in mortgage lending rates during 2004. The decreased lending activity resulted in a decrease in the Company’s gain on sale of loans totaling $439,976, or 50.83% from 2003 to 2004 compared to an increased of $616,102, or 246.96% in 2003 as compared to 2002.

The Company realized gains on the sale of investment securities totaling $24,296 and $3,504 in 2004 and 2003, respectively.

Non-Interest Expenses

Non-interest expenses increased 5.35% in 2004 compared to 2003 and 42.19% in 2003 compared to 2002. The increase in non-interest expense during 2004 was primarily a result of litigation expenses, increases in the number of full-time equivalent employees, and the cost of employee benefits, incentive compensation, marketing and occupancy expenditures. In addition, during 2004, the Company incurred $168,892 of expenses associated with the recently concluded litigation (see Item 3. Legal Proceedings).

Non-interest expense is broken down into four primary categories each of which is discussed in this section.

Salaries and Employee Benefits

The number of full-time equivalent employees increased to 19 in 2004 compared to 17 in 2003 and 15 in 2002. Total salaries and benefits expense increased 9.43% in 2004 compared to 2003 and 28.84% in 2003 compared 2002. The average total payroll and benefits per full-time equivalent employee decreased 2.09% in 2004 compared to 2003 and increased 13.68% in 2003 when compared to 2002.

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

Occupancy Expense

Occupancy expenses increased 9.60% in 2004 compared to 2003 and 15.90% in 2003 compared to 2002. The primary reason for the increases in 2004 is due to general increases in the cost of insurance, utilities and maintenance expenses for the Mankato and St. Cloud offices.

Other Non-interest Expense

Other non-interest expense decreased 4.08% in 2004 as compared to 2003 and increased 28.21% in 2003 compared to 2002.

Third party data processing expenses increased 4.72% during 2004 as a result of an increase in fees paid to a third party data processing service providers which resulted from increased transactional activity and increases in the third party service provider’s fee schedule.  During the fiscal year ended June 30, 2004, third party data processing expenses increased $7,231, compared to 2003. Professional fees increased 0.88% during 2004 as a result of professional fees incurred in connection with the recently concluded litigation.

During 2004, the Company expensed $102,000 for director fees, which was substantially unchanged from the prior fiscal year.

During 2004, the Company expensed $183,253 in costs associated with the resolution of non-performing loans. Included in these costs are amounts paid for legal representation, security and other asset preservation expenses. The security and other property maintenance expenses were incurred by the Company in order to protect and preserve the quality of assets pledged as collateral for the non-performing loans.

Income Taxes

The effective income tax rate for the Company was 0 % for the fiscal year ended June 30, 2004 and 2003 because the tax benefit of the net operating loss is reduced by a deferred tax asset valuation allowance in accordance with generally accepted accounting principles.  The Company’s deferred tax assets have been reduced by a valuation account due to the uncertainty of the Company’s ability to make use of the underlying net operating loss carry forwards.

FINANCIAL CONDITION AS OF JUNE 30, 2004

Average total assets decreased 0.19% in 2004 compared to 2003 and 12.72% in 2003 as compared to 2002. Year-end asset at June 30, 2004 were $45.0 million and represented a decrease of 12.23% over June 30, 2003. The decrease in average total assets during fiscal year

2004 when compared to 2003 is the results of management’s efforts to improve the Bank’s net interest margin and the results of management’s decision to repay  $1.3 million in FHLB borrowings that created an immediate and corresponding decrease in total assets.

During fiscal year 2004 average interest earning assets increased $188,421 or 0.42%. This increase in average interest earning assets is largely attributable to a $1.06 million or 47.66% increase in Federal Funds sold off set by decrease of $715,379 or 11.13% decrease in investment securities.  The increase in average interest earning assets was accompanied by a $709,297 or 1.66% increase in average interest bearing liabilities.

Investment Securities

The available for sale investment portfolio decreased $303,110 or 4.96%, at June 30, 2004 as compared to June 30, 2003 and decreased $3.49 million, or 36.31%, at June 30, 2003 as compared to June 30, 2002. The decrease in the investment portfolio during 2004 and 2003 occurred as a result of management’s decision to draw down on excess liquidity in order to fund new and renewing loans rather than by growing deposits or increasing borrowings. During 2004 and 2003, proceeds received from the sale and prepayments of investment securities totaled $6.68 million and $7.73 million, respectively. Proceeds from the sale of investment securities resulted in gains totaling $24,296 and $3,504 for the years ended June 30, 2004 and 2003, respectively.

Loans

Gross loans outstanding as of fiscal year end June 30, 2004 were less than the comparable prior year-end totals by $5.98 million or 15.05%. The collection of $1,591,919 million of loans subject to litigation as well as management’s decision to focus it’s efforts toward making improvement in net interest margin contributed to the decrease in gross loans outstanding at fiscal year end June 30, 2004.

The most significant segment of the loan portfolio is multi-family and commercial real estate loans, which represented 52.89% and 46.52% of the total portfolio at June 30, 2004 and 2003, respectively. Commercial and agricultural loans represent 18.28% and 17.55% of our loan receivables as of June 30, 2004 and 2003 respectively.  Loans made to individual consumers represented 17.33% and 24.69% of our loan portfolio as of June 30, 2004 and 2003, respectively.

Loans maturing after one year are approximately 81.39% of the loan portfolio and have a fixed rate of interest as of June 30, 2004, while approximately 72.23% of the portfolio matures within five years.

Deposits

Average deposits decreased $266,623 or 0.67% during fiscal year 2004 when compared to fiscal year 2003. Due to a decreasing interest rate environment during 2004 and 2003, the average rate of interest paid on deposits decreased 71 basis points and 146 basis points when comparing 2004 to 2003 and 2003 to 2002, respectively. The growth in both the number of accounts and the average account balance remained relatively unchanged during fiscal year 2004 as compared to fiscal year 2003 and was the result of management’s efforts to improve the Bank’s net interest margin. Total deposits as of June 30, 2004 were $36.4 million as compared with $41.4 as of June 30, 2003, a decrease of $5.03 million or 12.13%. Certificates of deposit remain the largest category of deposits at June 30, 2004 representing 55.51% of total deposits.

Certificates of deposit contain regular and individual retirement time account balances. Certificates of $100,000 or more represent approximately 22.96% and 21.93% of the certificate of deposit portfolio at June 30, 2004 and 2003, respectively.

Short Term Borrowings

The Bank has a line of credit with a correspondent bank totaling $600,000 of which $550,000 was advanced at June 30, 2004 and $600,000 at June 30, 2003. The note matures on March 31, 2005 and bears interest at the Wall Street Journal Prime Rate of interest plus 1% and is payable quarterly.

Asset Quality

The Company’s non-performing assets totaled $720,774 or 2.13% of total loans as of June 30, 2004, compared to $1,872,700 or 4.71 % of total loans as of June 30, 2003. Non-performing loans decreased $1,151,926 or 61.51% in 2004 when compared to fiscal year end 2003. Delinquent loans as a percentage of the Bank’s total loan portfolio decreased to 4.95% at fiscal year end 2004 from 7.29% at fiscal year end 2003, from 10.90% and 5.70% in 2002 and 2001, respectively.

Since fiscal year end June 30, 2003, the Company’s non-accrual loans decreased $1,651,696 million.  The Company’s allowance for loan and lease losses as of June 30, 2004 was $447,467, which was 1.32% of total loans as of that date. This compares with an allowance for loan and lease losses of $1,029,581 as of June 30, 2003, which was 2.59% of total loans. The allowance for loan and lease losses decreased $582,114 during fiscal year 2004 as a result of net charge-offs taken during the period exceeding the provision for loan loss taken. As of June 30, 2004, the allowance for loan and lease losses was 62.08% of nonperforming loans compared with 54.90% as of June 30, 2003. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2004, the allowance for loan and lease losses is adequate. For the twelve months ended June 30, 2004, the Company’s net loan charge-offs were $750,386 compared with net charge-offs of $5,526 during the twelve months ended June 30, 2003.  Much of the additional charge-offs that occurred during fiscal year 2004 were attributable to bankruptcy filings of two commercial credits.  Prospects for recovery of these charge-offs are deemed minimal. Management does not believe that these charge-offs are reflective of an overall deterioration in the Company’s credit quality.

The Company’s non-accrual policy is discussed in Note 1 to the consolidated financial statements. Interest income recorded on these nonaccrual loans was approximately $15,786 and  $153,578 in 2004 and 2003, respectively. Interest income foregone or reversed on these loans was approximately $42,015 and $74,936 in 2004 and 2003, respectively.

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

At June 30, 2004, the Bank held federal funds sold of $1.58 million with a yield of 0.89% and available for sale investment securities totaling $5.81 million with a weighted-average, tax-equivalent yield of 3.72%, which was a decrease of $303,110 over June 30 2003 balance of $6.11 million with a weighted-average, tax equivalent yield of 4.70%. At June 30, 2004, gross loans totaled $33.8 million with a weighted-average yield of 7.02% as compared to $39.8 million with a weighted-average yield of 7.03% at June 30, 2003. Overall, average interest-earning assets of $45.1 million have a weighted-average yield of 6.15%, which $5.4 million are scheduled to mature within one year.

As of June 30, 2004, interest-bearing liabilities including NOW accounts, money market and savings deposits of $13.2 million with a weighted-average cost of 1.18% were scheduled to mature within one year.  Certificates of deposit totaling $20.2 million have a weighted-average cost of 3.00%, which $12.7 million are scheduled to mature within one year.  In addition, short-term borrowings totaling $6.5 million, with a weighted-average cost of 4.17%, of which $3.9 million are schedule to mature within one year. In aggregate, total interest-bearing liabilities of $42.9 million have a weighted-average cost of 2.60%, which $29.8 million are schedule to mature within one year.

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

Models that consider re-pricing frequencies of Rate Sensitive Assets (RSA) and Rate Sensitive Liabilities (RSL) in addition to maturity distributions are also used to monitor Interest Rate Risk (IRR). One such technique utilizes a static gap report, which attempts to measure the Company’s interest rate exposure by calculating the net amount of RSA and RSL that re-price within specific time intervals.

The Company’s interest rate sensitivity gap position, illustrating RSA and RSL at their related carrying values, is summarized in the Interest Rate Sensitivity Analysis Table. The distributions in the table are based on a combination of maturities; call provisions, re-pricing frequencies and prepayment patterns. Adjustable-rate assets are distributed based on the re-pricing frequency of the instrument.

The interest rate gaps reported in the table arise when assets are funded with liabilities having different re-pricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate forecasts and market outlook, positions at the end of any period may not be reflective of the Company’s interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all re-pricing intervals. For purposes of the above analysis, re-pricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. In addition, re-pricing of assets and liabilities is assumed in the first available re-pricing period. Actual payment patterns may differ from contractual payment patterns, and it has been management’s experience that re-pricing does not always correlate directly with market changes in the yield curve.

Fluctuations in interest rates can also impact the market value of assets and liabilities either favorably or adversely depending upon the nature of the rate fluctuations as well as the maturity and re-pricing structure of the underlying financial instruments. To the extent that financial instruments are held to contractual maturity, market value fluctuations related to interest rate changes are realized only to the extent that future net interest margin is either higher or lower than comparable market rates for the period. To the extent that liquidity management dictates the need to liquidate certain assets prior to contractual maturity, changes in market value from fluctuating interest rates will be realized in income to the extent of any gain or loss incurred upon the liquidation of the related assets.

Liquidity

The Company’s primary sources of liquidity are the sale of common stock, borrowings, and dividends from the Bank.

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $2.03 million as of June 30, 2004, compared with $2.38 million as of June 30, 2003. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank maintains a line of credit with a correspondent bank. The Bank also has the ability to obtain advances from the Federal Home Loan Bank that would allow them to borrow funds on a short-term basis if necessary.

 It is the Company’s general policy to maintain liquidity levels at the parent which management believes to be consistent with the safety and soundness of the Company as a whole. Federal regulatory agencies have the authority to prohibit the payment of dividends by the Bank to the Company if a finding is made that such payment would constitute an unsafe or unsound practice or if the Bank would be undercapitalized as a result. Currently the Company’s primary use of liquidity is associated with payment of operating expenses.

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

At June 30, 2004, liquidity was considered adequate, and funds available in the local deposit market combined with scheduled maturities and prepayments of available for sale investment securities and borrowing facilities are considered sufficient to meet both the short and long-term liquidity needs and commitments.

Capital Resources

Total shareholders’ average equity was 3.88% of total average assets as of June 30, 2004 and 3.84% as of June 30, 2003. The Company’s Tier 1 Capital Ratio was 8.74% of risk-weighted assets as of June 30, 2004 and was 8.04% as of June 30, 2003, compared to a 4.0% regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity.  Management believes that, as of June 30, 2004, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, the Bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions.  Consolidated capital decreased $96,223, or 5.03%, during 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations consist of Notes Payable and Other Borrowings, as described in Note 7 to the consolidated financial statements, Convertible Subordinated Notes Payable, as described in Note 8 to the consolidated financial statements, and operating leases as described in Note 12 to the consolidated financial statements.

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

In the first quarter of fiscal 2004, the Board of Directors of the Company amended its original motion of 20,000 shares to be increased to 50,000 shares at $5.50 per share.  In the fourth quarter of fiscal year 2004, the Board of Directors of the Company amended its motion of 50,000 shares to be increased to 125,000 shares of its common stock at a price of $5.00 per share.  The Company did not incur any underwriting or placement expenses in connection with these offerings.  As of June 30, 2004, payments for 69,000 shares, totaling $369,500, had been received.  The proceeds will be used to support our on-going operations.

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

In the second quarter of fiscal year 2003, on December 31, 2003, the Company sold $100,000 of convertible subordinated unsecured note to an accredited investor.  The notes bear interest at the rate of 6.50% per annum and are convertible into common stock of the Company any time prior to maturity at the rate of $9.00 per share. The term of the note is one year.

On April 7, 2004 and June 23, 2004, the Company sold an aggregate of $200,000 of convertible subordinated unsecured notes to accredited investors.  The notes bear interest at the rate of 6.00% per annum and are convertible into common stock of the Company any time prior to maturity at the rate of $6.00 per share.  The term of the April 7, 2004 note is two years and the term of June 23, 2004 notes are six months.

Average Balances, Yields and Rates

The following table summarizes our weighted average yields earned, weighted average rates paid, interest rate spread and net yield on earning assets and interest-bearing liabilities.

	For the Year Ended
	June 30, 2004				June 30, 2003
				Average				Average
	Average			Yield or	Average			Yield or
	Balance		Interest	Rates	Balance		Interest	Rates
Assets
Loans receivable	$36,069,793		$2,531,426	7.02%	$36,226,724		$2,547,014	7.03%
Investment securities	5,710,994		212,585	3.72%	6,426,373		302,030	4.70%
Federal funds sold	3,286,558		29,261	0.89%	2,225,827		31,273	1.41%
Total interest-earning assets	45,067,345		2,773,272	6.15%	44,878,924		2,880,317	6.42%
Non-interest-earning assets	4,095,072				4,378,059
Total assets	$49,162,417				$49,256,983
Liabilities and Stockholders’ Equity
Interest bearing deposits	$36,443,390		839,790	2.30%	$35,891,511		1,130,416	3.15%
Other liabilities	6,977,684		290,767	4.17%	6,820,266		297,898	4.37%
Total interest-bearing liabilities	43,421,074		1,130,557	2.60%	42,711,777		1,428,314	3.34%
Non-interest-bearing liabilities	3,641,913				4,514,078
Total liabilities	47,062,987				47,225,855
Stockholders’ Equity	2,099,430				2,031,128
Total liabilities and stockholders’ equity	$49,162,417				$49,256,983
Net interest spread				3.55%				3.08%
Net interest income/margin			$1,642,715	3.65%			$1,452,003	3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.04	x			1.05	x

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated.  For each category of interest-earning and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume);  (iii) changes in rate-volume (changes in rate multiplied by the change in average volume)

	Year Ended June 30, 2004
	2004 vs 2003
	Increase (decrease) due to
	(dollars in thousands)
	Volume	Rate	Rate/Volume	Net
Interest income:
Loans receivable	$(11)	$(4)	$—	$(15)
Investment securities	(34)	(63)	7	(90)
Federal funds sold	16	(12)	(6)	(2)
Other interest-earning assets	—	—	—	—
Total interest-earning assets	(29)	(79)	1	(107)
Interest expense:
Deposit accounts	17	(304)	(5)	(292)
Other liabilities	8	(14)	—	(6)
Total interest-bearing liabilities	25	(318)	(5)	(298)
Net change in net interest income	$(54)	$239	$6	$191

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

Investment Portfolio

At June 30, 2004, our available for sale investments securities portfolio represented approximately 14.11% of our interest earning assets of $41.2 million.  We also held investments in stock of the Federal Home Loan Bank and United Bankers Bank in the amount of $385,100, which are not included in the table below.

At June 30, 2003, our securities portfolio represented approximately 13.2% of our interest earning assets of $46.4 million.

	June 30, 2004
			After one		After five
	One Year		year thru		years thru		After ten
	or Less	Yield	five years	Yield	ten years	Yield	years	Yield	Total	Yield

U.S. agencies	$—	0.00%	$974,477	2.73%	$970,000	4.07%	$—	0.00%	$1,944,477	3.40%
Mortgage-back securities	—	0.00%	288,875	3.63%	900,838	4.28%	2,675,789	4.00%	3,865,502	4.03%
Corporate bonds	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Mutual fund	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	$—	0.00%	$1,263,352	2.93%	$1,870,838	4.17%	$2,675,789	4.00%	$5,809,979	3.82%

	June 30, 2003
			After one		After five
	One Year		year thru		years thru		After ten
	or Less	Yield	five years	Yield	ten years	Yield	years	Yield	Total	Yield

U.S. agencies	$—	0.00%	$507,656	3.31%	$1,259,828	4.11%	$499,255	4.02%	$2,266,739	3.91%
Mortgage-backed securities	—	0.00%	164,558	5.75%	985,332	5.27%	2,168,540	5.74%	3,318,430	5.60%
Corporate bonds	—	0.00%	527,919	6.06%	—	0.00%	—	0.00%	527,919	6.06%
Mutual fund	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	$—	0.00%	$1,200,133	4.85%	$2,245,160	4.62%	$2,667,795	5.42%	$6,113,088	5.01%

Contractual maturities and yields on the Bank’s available for sale investments are summarized in the above table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Short-term investments in the amount of $1.6 million and $482,000 at June 30, 2004 and 2003, respectively, were funds invested in Federal Funds sold on an overnight basis, which are considered cash equivalents.

Interest Rate Sensitivity Analysis

The Company continually evaluates the asset mix of our balance sheet in terms of several variables:  yields, credit quality, appropriate funding sources and liquidity.  To effectively manage the liability mix of the balance sheet, the Company focuses on expanding various funding sources.  The interest rate sensitivity position at June 30, 2004 and 2003 is summarized in the following tables.  The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, for each period is show at the bottom of each table.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.  The tables may not be indicative of our rate sensitivity position at other points in time.

	As of June 30, 2004
	Within Three Months	After Three but within Twelve Months	After Twelve but within Five Years	After Five Years	Total
		(Dollars in Thousands)
Interest earning assets
Federal funds sold	$1,582	$—	$—	$—	$1,582
Investment securities	—	—	1,263	4,547	5,810
Loans receivable	1,437	2,397	20,573	9,382	33,789
Total earning assets	$3,019	$2,397	$21,836	$13,929	$41,181

Interest bearing liabilities
NOW and money market	$8,371	$—	$—	$—	$8,371
Savings	4,878	—	—	—	4,878
Time deposits	2,892	9,788	7,526	—	20,206
Borrowed funds	1,850	2,000	2,050	600	6,500
Total interest bearing liabilities	$17,991	$11,788	$9,576	$600	$39,955

Interest sensitivity gap	(14,972)	(9,391)	12,260	13,329	1,226
Cumulative interest sensitivity gap	0	(9,391)	2,869	16,198	1,226
Ratio of interest sensitivity gap to total earning assets	-36.36%	-22.80%	29.77%	32.37%	2.98%
Ratio of cumulative interest Sensitivity gap to total earning assets	0.00%	-22.80%	6.97%	39.33%	2.98%

	As of June 30, 2003
	Within Three Months	After Three but within Twelve Months	After Twelve but within Five Years	After Five Years	Total
		(Dollars in Thousands)
Interest earning assets
Federal funds sold	$482	$—	$—	$—	$482
Investment securities	—	—	1,200	4,913	6,113
Loans receivable	5,368	5,061	22,323	7,021	39,773
Total earning assets	$5,850	$5,061	$23,523	$11,934	$46,368

Interest bearing liabilities
NOW and money market	$8,624	$—	$—	$—	$8,624
Savings	4,631	—	—	—	4,631
Time deposits	3,449	12,902	6,732	—	23,083
Borrowed funds	—	2,675	4,200	700	7,575
Total interest bearing liabilities	$16,704	$15,577	$10,932	$700	$43,913

Interest sensitivity gap	(10,854)	(10,516)	12,591	11,234	2,455
Cumulative interest sensitivity gap	(10,854)	(21,370)	(8,779)	2,455	2,455
Ratio of interest sensitivity gap to total earning assets	-23.41%	-22.68%	27.15%	24.23%	5.29%
Ratio of cumulative interest Sensitivity gap to total earning assets	-23.41%	-46.09%	-18.93%	5.29%	5.29%

Loan Portfolio

Since loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loan category.  The gross loans outstanding, at June 30, 2004 and 2003 were $33,788,683 and $39,773,287, respectively.  This table excludes loans held for sale as of June 30, 2004 and 2003 of $697,433 and $2,035,176, respectively.  Loans held for sale are comprised of real estate mortgages. The following table summarizes the composition of our loan portfolio.

	June 30, 2004		June 30, 2003
	Amount	% of Total	Amount	% of Total
Commercial & agricultural	$6,176,151	18.28%	$6,979,307	17.55%
Real estate - construction	3,852,695	11.40%	4,433,072	11.15%
Real estate - mortgages	17,872,513	52.89%	18,504,208	46.52%
Consumer loans	5,854,728	17.33%	9,821,027	24.69%
Lease financing	32,596	0.10%	35,673	0.09%
Total loans	$33,788,683	100.00%	$39,773,287	100.00%
Net deferred loan fees/(costs)	59,956		108,422
Less: allowance for loan loss	(447,467)		(1,029,581)
Total net loans	$33,401,172		$38,852,128

Loans in nonaccrual, past due and restructured loans are listed below:

	June 30
	2004	2003
Non-accrual loans	$193,215	$1,844,911

Accruing > 90 days past due	$—	$—

Troubled debt restructured	$235,522	$—

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

	As of June 30, 2004
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$1,443,592	$3,006,584	$1,725,975	$6,176,151
Real estate - construction	890,557	2,958,397	3,741	3,852,695
Real estate - mortgages	850,534	10,137,694	6,884,285	17,872,513
Consumer loans	623,230	4,463,154	768,344	5,854,728
Lease financing	26,197	6,399	—	32,596
Total	$3,834,110	$20,572,228	$9,382,345	$33,788,683
Loans maturing after one year with
Fixed interest rate	$27,500,905
Floating interest rates	$2,453,668

	As of June 30, 2003
	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial & agricultural	$2,613,798	$2,597,750	$1,767,759	$6,979,307
Real estate - construction	3,496,939	936,133	—	4,433,072
Real estate - mortgages	2,034,243	12,075,344	4,394,621	18,504,208
Consumer loans	2,283,747	6,678,656	858,624	9,821,027
Lease financing	—	35,673	—	35,673
Total	$10,428,727	$22,323,556	$7,021,004	$39,773,287
Loans maturing after one year with
Fixed interest rate	$27,452,321
Floating interest rates	$1,892,239

Provision and Allowance for Loan and Lease Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan and lease losses will be made periodically to maintain the allowance in an appropriate level based on our analysis of the potential risk in the loan portfolio.

The following table summarizes our Bank’s loan loss experience and the allowance for possible loan losses.

	Year Ended
	June 30, 2004	June 30, 2003
Balance at beginning of period	$1,029,581	$661,170

Charge-offs:
Commercial & agricultural	(521,669)	—
Consumer loans	(266,194)	(14,680)
	(787,863)	(14,680)

Recoveries:
Commercial & agricultural	5,000	7,930
Consumer loans	32,477	1,224
	37,477	9,154

Net charge offs	(750,386)	(5,526)
Provision charged to operations	168,272	373,937

Balance at end of period	$447,467	$1,029,581

Ratio of net charge-offs during the period to average loans outstanding during the period	2.08%	0.02%

The allowance for loan and lease losses was allocated as follows:

	June 30, 2004		June 30, 2003
		Percent of Loans		Percent of Loans
		in Each Category		in Each Category
	Amount	of Total Loans	Amount	of Total Loans
Commercial & agricultural	$181,754	18.28%	$341,993	17.55%
Real estate - construction	24,584	11.40%	26,896	11.15%
Real estate - mortgages	148,790	52.89%	151,417	46.52%
Consumer loans	92,095	17.33%	509,007	24.69%
Lease financing	244	0.10%	268	0.09%
Total	$447,467	100.00%	$1,029,581	100.00%

Deposits and Other Interest-Bearing Liabilities

As of June 30, 2004, interest bearing deposits were 83.93% of interest-bearing liabilities compared to 84.03% for the same period ending June 30, 2003.  The following tables summarize deposits by category.

	As of June 30, 2004
				Percentage
		Percentage		of Total	Average
	Ending	of Total	Average	Average	Rate
	Balance	Deposits	Balance	Deposits	Paid
Demand deposit	$2,946,891	8.10%	$3,348,407	8.41%	0.00%
Now and money market	8,370,929	23.00%	8,886,851	22.33%	1.08%
Savings	4,878,038	13.40%	5,109,988	12.84%	1.36%
Time accounts less than $100,000	15,567,016	42.76%	17,106,995	42.99%	3.00%
Time accounts of $100,000 or more	4,638,667	12.74%	5,339,556	13.43%	3.02%
Total deposits	$36,401,541	100.00%	$39,791,797	100.00%

	As of June 30, 2003
				Percentage
		Percentage		of Total	Average
	Ending	of Total	Average	Average	Rate
	Balance	Deposits	Balance	Deposits	Paid
Demand deposit	$5,090,364	12.29%	$4,166,918	10.40%	0.00%
Now and money market	8,623,932	20.82%	8,676,758	21.66%	1.72%
Savings	4,630,763	11.18%	4,530,948	11.31%	1.70%
Time accounts less than $100,000	18,021,479	43.50%	18,096,268	45.17%	3.98%
Time accounts of $100,000 or more	5,062,172	12.21%	4,587,528	11.46%	4.02%
Total deposits	$41,428,710	100.00%	$40,058,420	100.00%

As of June 30, 2004, the Bank had deposits classified as brokered deposit totaling $1.4 million.  The Bank does not rely on brokered deposits.  Core deposits, excluding time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our loan to deposit ratio was 92.82% at June 30, 2004 and 96.00% at June 30, 2003.  The maturity distribution of our time deposits is as follows.

	June 30, 2004
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time accounts less than $100,000	$2,167,501	$3,072,967	$4,582,225	$5,744,323	$15,567,016
Time accounts of $100,00 or more	724,244	1,146,957	986,238	1,781,228	4,638,667
Total	$2,891,745	$4,219,924	$5,568,463	$7,525,551	$20,205,683

	June 30, 2003
	3 months or less	Over 3 months thru 6 months	Over 6 months thru 12 months	Over 12 months	Total
Time accounts less than $100,000	$2,939,671	$5,615,341	$4,475,488	$4,990,979	$18,021,479
Time accounts of $100,00 or more	509,409	1,986,830	824,491	1,741,442	5,062,172
Total	$3,449,080	$7,602,171	$5,299,979	$6,732,421	$23,083,651

RETURN ON EQUITY AND ASSETS

The following table shows the return (loss) on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and equity to assets ratio (average equity divided by average total assets) for fiscal year 2004 and 2003.  Since its inception, we have not paid any cash dividends.  The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations.

	For the Year Ended June 30, 2004	For the Year Ended June 30, 2003
Return (loss) on average assets	(0.76)%	(0.47)%

Return (loss) on average equity	(19.70)%	(12.13)%

Equity to assets ratio	3.88%	3.84%

BORROWINGS

Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes.  If the need arises, the Bank may rely upon advances from the Federal Home Loan Bank of Des Moines to supplement its supply of lendable funds and to meet ending and deposit withdrawal requirements.  Advances from the FHLB are typically secured by a portion of the Bank’s security portfolio.  In addition to borrowings from FHLB, we have had a line of credit in the amount of $600,000 with a correspondent bank in Minneapolis, Minnesota.

	As of and for the fiscal year Ended June 30
	2004	2003
Maximum balance	$7,575,000	$7,575,000

Average balance	6,977,684	6,820,266

Balance at end of period	6,500,000	7,575,000

Weighted average rate:
at end of period	4.39%	4.03%
during the period	4.17%	4.37%

ITEM 7.  FINANCIAL STATEMENTS

Northern Star Financial, Inc.

And Subsidiary

Consolidated Financial Report

June 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and
Stockholders of Northern Star Financial, Inc.
Mankato, Minnesota

We have audited the accompanying consolidated statements of financial condition of Northern Star Financial, Inc. and Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Star Financial, Inc. and Subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P
Certified Public Accountants

Minneapolis, Minnesota

August 17, 2004

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30
	2004	2003
ASSETS

Cash and due from banks	$1,953,163	$2,377,132
Federal funds sold	1,582,000	482,000
Securities available for sale, at fair value	5,809,978	6,113,088
Securities held for trading, at fair value	—	115,862
Federal Home Loan Bank and United Bankers Bank stock, at cost	385,100	367,100
Loans held for sale	697,433	2,035,176
Loans receivable, net of allowance for loan and lease losses of $447,467 and $1,029,581	33,401,172	38,852,128
Accrued interest receivable	214,476	282,416
Property and equipment, net of depreciation	524,787	503,397
Other assets	416,210	124,363
Total Assets	$44,984,319	$51,252,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$2,946,891	$5,090,364
NOW and money market	8,370,929	8,623,932
Savings	4,878,038	4,630,763
Time deposits	20,205,683	23,083,651
Total deposits	36,401,541	41,428,710
Notes payable and other borrowings	4,700,000	5,975,000
Convertible subordinated notes payable	1,800,000	1,600,000
Accrued interest payable and other	264,867	334,818
Total Liabilities	43,166,408	49,338,528

Stockholders’ Equity:
Common stock, $.01 par value, 15,000,000 shares authorized; 588,506 and 519,506 shares issued outstanding, respectively	5,885	5,195
Undesignated stock, par value $.01 per share; 5,000,000 shares authorized, no shares issued	—	—
Additional paid in capital	4,746,914	4,378,104
Accumulated deficit	(2,880,782)	(2,513,175)
Unearned stock compensation	(4,005)	(8,005)
Accumulated other comprehensive income	(50,101)	52,015
Total Stockholders’ Equity	1,817,911	1,914,134
Total Liabilities and Stockholders Equity	$44,984,319	$51,252,662

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30
	2004	2003
Interest income:
Loans receivable	$2,531,426	$2,547,014
Securities available for sale	212,585	302,030
Federal funds sold	29,261	31,273
Total interest income	2,773,272	2,880,317

Interest expense:
Deposits	839,790	1,130,416
Borrowed funds	290,767	297,898
Total interest expense	1,130,557	1,428,314

Net interest income	1,642,715	1,452,003
Provision for loan and lease losses	168,272	373,937

Net interest income after provision for loan and lease losses	1,474,443	1,078,066

Non-interest income:
Other fees and service charges	234,497	218,092
Gain on sale of securities	24,296	3,504
Gain on sale of loans held for sale	425,605	865,581
Total non-interest income	684,398	1,087,177

Non-interest expense:
Compensation and employee benefits	1,119,419	1,022,991
Board fees	102,000	101,500
Occupancy	196,062	178,890
Printing & supplies	91,030	78,576
Property and equipment depreciation	81,759	75,282
Data processing	160,270	153,039
Professional fees	412,156	408,554
Other	363,752	379,227
Total non-interest expense	2,526,448	2,398,059

Loss before income tax benefit	(367,607)	(232,816)
Income tax benefit	—	—

Net loss	$(367,607)	$(232,816)

Net loss per common share
Basic and diluted loss per share of comon stock	$(0.66)	$(0.47)

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC AND SUBIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2004 and 2003

	Comprehensive Income (Loss)	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Accumulated Other Comprehensive Income (loss)	Total
Balance, June 30, 2002		4,795	4,158,504	(2,280,359)	(12,004)	52,728	1,923,664

Comprehensive income:
Net income	$(232,816)	—	—	(232,816)	—	—	(232,816)

Unrealized loss on securities	(713)	—	—	—	—	(713)	(713)
	$(233,529)
Restricted stock earned					3,999		3,999

Issuance of common stock		400	219,600	—	—	—	220,000

Balance, June 30, 2003		5,195	4,378,104	(2,513,175)	(8,005)	52,015	1,914,134

Comprehensive income:
Net income	$(367,607)	—	—	(367,607)	—	—	(367,607)

Unrealized loss on securities	(102,116)	—	—	—	—	(102,116)	(102,116)
	$(469,723)
Restricted stock earned					4,000		4,000

Issuance of common stock		690	368,810	—	—	—	369,500

Balance, June 30, 2004		$5,885	$4,746,914	$(2,880,782)	$(4,005)	$(50,101)	$1,817,911

See Notes to Consolidated Financial Statements

NORTHERN STAR FINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30
	2004	2003
Cash flows from operating activities:
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	(367,607)	(232,816)
Adjustments:
Depreciation	96,756	89,676
Provision for loan losses	168,272	373,937
Increase in value of trading securities	(17,999)	—
Accretion and (amortization) of premiums and discounts, net	29,234	14,356
Stock compensation earned	4,000	3,999
Gain on sale of investments	(6,296)	(3,504)
Deferred loan fees	54,361	(71,708)
Originations of loans held for sale	(30,361,996)	(59,812,028)
Proceeds from sales of loans held for sale	31,699,739	58,402,589
Other	(53,659)	39,557
Net cash provided by (used in) operating activities	1,244,805	(1,195,942)

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,570,748)	(4,256,624)
Proceeds from maturities of available-for-sale securities	3,182,314	1,760,797
Proceeds from sales of available-for-sale securities	3,498,412	5,969,220
Proceeds from sales/maturities of trading securities	133,862	—
Purchase of restricted stock	(18,000)	(128,300)
Net (increase) decrease in federal funds sold	(1,100,000)	555,000
Loan originations and principal payments on loans, net	4,993,121	(5,576,945)
Purchase of property and equipment	(118,146)	(57,136)
Proceeds from sale of repossessed assets	63,080	—
Net cash provided by (used in) investing activities	4,063,895	(1,733,988)

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing demand and savings deposit accounts	(2,149,201)	1,524,165
Net (decrease) increase in time deposits	(2,877,968)	314,816
Proceeds from other borrowings	1,300,000	3,850,000
Repayments of other borrowings	(2,575,000)	(3,150,000)
Proceeds from issuance of convertible subordinated notes	300,000	400,000
Repayment of convertible subordinated notes	(100,000)	(200,000)
Proceeds from sale of common stock	369,500	220,000
Net cash (used in) provided by financing activities	(5,732,669)	2,958,981
Net (decrease) increase in cash	(423,969)	29,051
Cash and cash equivalents at beginning of year	2,377,132	2,348,081
Cash and cash equivalents at end of year	$1,953,163	$2,377,132

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,189,173	$1,513,535

Non-cash investing and financing activities:
Investments acquired in settlement of loan	$154,548	$115,862

Loans transferred to repossessed assets	$95,336	$—

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

Nature of business – The Company is a bank holding company whose subsidiary provides financial services.  The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make secured and unsecured loans to business and professional concerns and mortgage loans secured by residential real estate and other consumer loans.  At June 30, 2004 and 2003, the Bank operated one retail banking office in Mankato, Minnesota and a full service branch office in St. Cloud, Minnesota. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Use of estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition, and income and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change are those related to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation allowance for deferred taxes.  In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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

Restricted Stock - The Bank, as a member of the Federal Home Loan Bank System, maintains an investment in capital stock of the Federal Home Loan Bank of Des Moines.      In addition the Bank maintains an investment of capital stock of the United Bankers Bank.  Because no ready market exists for these stocks, and there is no quoted market value, the Bank’s investment in these stocks are carried at cost.

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

Loans Receivable – Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-off, the allowance of loan and lease losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.  Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using the level yield method.

A loan is impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows or, alternatively, the observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan and lease losses.

The allowance for loan and lease losses was established by a charge to income based on management’s evaluation of the known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to makes its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Advertising – The Company expenses all advertising costs as incurred. Advertising costs of $59,111 and $52,562 are included in other non-interest expense for the years ended June 30, 2004 and 2003, respectively.

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

Salary Reduction – SIMPLE IRA plan – The Bank provides a salary reduction plan, which covers substantially all of the Bank’s employees who are eligible as to age and length of service.  A participant may elect to make contributions of up to the maximum amount eligible by law.  The Bank makes contributions of 2 percent of each participant’s compensation and complies with the requirements of the plan agreement.

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

Stock Based Compensation - At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 10.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations.  No stock based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation.

	Year Ended June 30
	2004	2003
Net income (loss), as reported	$(367,607)	$(232,816)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,904)	(23,694)

Pro forma net income (loss)	$(374,511)	$(256,510)

Earnings (loss) per share:
Basic—as reported	$(0.66)	$(0.47)
Basic—pro forma	$(0.67)	$(0.52)

Stock based compensation included in net loss as reported (see Note 11)	$4,000	$3,999

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

Recent Accounting Developments - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46, which was revised in December 2003, requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted the consolidation requirements of FIN No. 46 effective December 31, 2003. The adoption did not have a material impact on its results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. Specifically, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Such changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard did not have material impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments”. This SAB summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this SAB were effective after March 31, 2004. The adoption of this SAB did not have a material impact on the consolidated financial statements of the Company.

Note 2. Securities – Available for sale and held for trading

The amortized costs and approximate fair values of debt and equity securities are summarized as follows:

June 30, 2004:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available for sale:
US agency obligations	$1,986,562	$—	$(42,086)	$1,944,476
Mortgage-backed securities	3,906,915	6,437	(47,850)	3,865,502
Corporate bonds	—	—	—	—
	5,893,477	6,437	(89,936)	5,809,978
Securities held for trading
Securities held for trading	—	—	—	—
Total	$5,893,477	$6,437	$(89,936)	$5,809,978

June 30, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities available for sale:
US agency obligations	$2,249,496	$17,243	$—	$2,266,739
Mortgage-backed securities	3,275,935	48,489	(5,994)	3,318,430
Corporate bonds	500,962	26,957	—	527,919
	6,026,393	92,689	(5,994)	6,113,088
Securities held for trading
Securities held for trading	115,862	—	—	115,862
Total	$6,142,255	$92,689	$(5,994)	$6,228,050

Proceeds from the sale of securities for the year ended June 30, 2004 and 2003 were $3,498,412 and $5,969,220 respectively.  Net gains for the year ended June 30, 2004 and 2003 of $24,296 and $3,504, respectively, were realized on these sales.

The amortized cost and estimated market value of debt securities at June 30, 2004, by contractual maturity, are shown below.

	June 30, 2004
	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	996,320	974,476
Due from five to ten years	990,242	970,000
Due after ten years	—	—
	1,986,562	1,944,476

Mortgage-backed securities	3,906,915	3,865,502
	$5,893,477	$5,809,978

Anticipated maturities on mortgage-backed securities are not readily determinable since they may be prepaid without penalty.

Pledged securities:  Available for sale securities with an approximate carrying value of $768,000 and $2,800,000 at June 30, 2004 and 2003, respectively, were pledged to secure borrowings and for other purposes as required or permitted by law.

Changes in the unrealized gain (loss) on available for sale securities:

	Years Ended June 30
	2004	2003
Balance, beginning	$52,015	$52,728
Unrealized gain during the year	7,907	3,033
Less reclassification adjustments for gains realized in net income (loss)	(41,946)	(4,220)
Deferred tax effect related to unrealized gain	(68,077)	474
Balance, ending	$(50,101)	$52,015

Note 3.          Loans Receivable

Loans receivable consist of the following:

	June 30, 2004		June 30, 2003
	Amount	% of Total	Amount	% of Total
Commercial & agricultural	$6,176,151	18.28%	$6,979,307	17.55%
Real estate - construction	3,852,695	11.40%	4,433,072	11.15%
Real estate - mortgages	17,872,513	52.89%	18,504,208	46.52%
Consumer loans	5,854,728	17.33%	9,821,027	24.69%
Lease financing	32,596	0.10%	35,673	0.09%
Total loans	$33,788,683	100.00%	$39,773,287	100.00%
Net deferred loan fees/(costs)	59,956		108,422
Less: allowance for loan loss	(447,467)		(1,029,581)
Total net loans	$33,401,172		$38,852,128

A summary of the activity in the allowance for loan and lease losses is as follows:

	Years Ended June 30
	2004	2003
Balance, beginning of period	$1,029,581	$661,170
Charge-offs	(787,863)	(14,680)
Recoveries	37,477	9,154
Provision charged to operations	168,272	373,937
Balance, end of period	$447,467	$1,029,581

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and their related interest.  Loan activity in these accounts for the year ended June 30, is as follows:

	2004	2003
Beginning balance	$3,288,617	$3,957,000
New loans	1,146,929	5,769,954
Participations sold	844,087	4,691,500
Less: Repayments	550,388	1,746,837

Ending balance	$3,041,071	$3,288,617

Interest income from related parties was approximately $175,000 and $250,000 as of June 30, 2004 and 2003, respectively.

Impaired loans:  Information about impaired loans as of and for the year ended June 30, 2004 is as follows:

Loans receivable at year end, all of which have related allowance for credit loss	$720,774
Average impaired loans (based on quarter end balances)	$1,709,995
Related allowance for credit losses at year end	$224,942
Interest income recognized on impaired loans	$89,147

Information about impaired loans as of and for the year ended June 30, 2003 is as follows:

Loans receivable at year end, all of which have related allowance for credit loss	$3,111,421
Average impaired loans (based on quarter end balances)	$2,333,336
Related allowance for credit losses at year end	$806,954
Interest income recognized on impaired loans	$29,584

Loans receivable on non-accrual status for which interest income has not been recognized were $193,215 and $1,844,911 at June 30, 2004 and 2003, respectively.  The interest income not recognized on these loans was $42,015 and $145,830, respectively.

Note 4.          Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	June 30
	2004	2003
Investment securities	$37,314	$50,096
Loans receivable	177,162	232,320

Total	$214,476	$282,416

Note 5.          Premises and Equipment

Premises and equipment consists of the following:

	June 30
	2004	2003
Leashold improvements	$282,868	$270,189
Furniture and equipment	661,729	567,926
Total	944,597	838,115

Less accumulated depreciation	419,810	334,718

Premises and equipment, net	$524,787	$503,397

Note 6.          Deposits

	June 30
	2004	2003
Demand deposit	$2,946,891	$5,090,364
Now and money market	8,370,929	8,623,932
Savings	4,878,038	4,630,763
Time accounts less than $100,000	15,567,016	18,021,479
Time accounts of $100,000 or more	4,638,667	5,062,172
Total deposits	$36,401,541	$41,428,710

The scheduled maturities of time deposits are as follows:

Years ending June 30:
2005	$12,680,132
2006	4,600,693
2007	2,175,102
2008	254,359
2009	495,397
Total	$20,205,683

The amount of deposit accounts reclassified to the loan category was $2,009 and $27,348 as of June 30, 2004 and 2003, respectively.

Interest expense by category follows:

	June 30
	2004	2003
Demand deposit	$—	$—
Now and money market	96,399	148,974
Savings	69,334	77,077
Time accounts less than $100,000	512,937	719,918
Time accounts of $100,000 or more	161,120	184,447
Total	$839,790	$1,130,416

Deposits by related parties were approximately $4,665,000 and $6,617,000 as of June 30, 2004 and 2003, respectively.  Interest expense paid to related parties was approximately $98,000 and $208,000 as of June 30, 2004 and 2003, respectively.  Of the related party deposits, approximately $3,507,000 and $5,496,000 as of June 30, 2004 and 2003, respectively, were from two individuals and their corresponding businesses.

Note 7.          Notes Payable and Other Borrowings

Fixed-rate advances from the Federal Home Loan Bank of Des Moines (FHLB), interest payable monthly (1.44% to 5.36%), due at varying dates through 2011, secured by securities with a carrying value of approximately $768,000 and $2,800,000, and residential real estate loans with a carrying value of $3,382,000 and $6,600,000 as of June 30, 2004 and 2003, respectively.  A $500,000 advance from the Federal Home Loan Bank with a maturity date of October 2010 is callable quarterly.

A note payable to a bank, in the amount of $600,000 with an unpaid balance of $550,000 and $600,000 at June 30, 2004 and 2003, respectively, has interest payable quarterly at a variable interest rate of Prime + 1.00% at June 30, 2004 and 2003, secured by common stock of Northern Star Bank, matures March 31, 2005.

In connection with the note payable to the bank, the Company has agreed, among other things, to maintain certain financial ratios.  The agreement also has restrictions on the payment of dividends and limits future borrowing by the Company.

	June 30
	2004	2003
FHLB borrowing	$4,150,000	$5,375,000
Note payable	550,000	600,000
Total borrowing	$4,700,000	$5,975,000

At June 30, 2004, scheduled maturities, based on contractual maturity dates of the Company’s borrowings, including convertible subordinated notes payable were as follows:

Years ending June 30:
2005	$3,850,000
2006	350,000
2007	1,100,000
2008	500,000
2009	100,000
Thereafter	600,000
$6,500,000

Note 8.          Convertible Subordinated Notes Payable

During fiscal 2004, the Company has completed two re-issuances of $100,000, unsecured convertible subordinated notes payable and one issuance of $100,000, unsecured convertible subordinated note payable.  The holders of the notes have the right to convert at any time prior to maturity all or any part of the notes into shares of common stock of the Company at the conversion rate.  The conversion rate is adjustable if the number of outstanding shares changes.  A summary of the convertible subordinated notes payable at June 30, 2004 follows:

	Total Authorized	Principal Outstanding	Interest Rate	Maturity Date	Conversion Rate (per share)	Conversion Shares
First Issue	$1,000,000.00	$1,000,000.00	8.00%	July thru August 2004	$10.50	95,238
Second Issue	500,000.00	500,000.00	7.00%	June 2005	$9.00	55,555
Third Issue	100,000.00	—	7.00%	December 2003	$8.00	—
Fourth Issue	100,000.00	100,000.00	6.50%	December 2004	$9.00	11,111
Fifth Issue	100,000.00	100,000.00	6.00%	April 2006	$6.00	16,667
Sixth Issue	100,000.00	100,000.00	6.00%	December 2004	$6.00	16,666
Total	$1,900,000.00	$1,800,000.00				195,237

Convertible subordinated notes payable totaling $1,050,000 and $850,000 were issued to related parties as of June 30, 2004 and 2003, respectively. Interest expense paid to related parties was approximately $65,400 and $61,000 as of June 30, 2004 and 2003, respectively.

Note 9.          Income Taxes

The Company and the Bank incurred no current tax expense because taxable income was offset by net operating loss carry forwards.  A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

	Years Ended June 30
	2004	2003

Computed “expected” tax expense (benefit)	$(125,000)	$(81,000)

Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax benefit	(26,000)	(15,000)
Other	(68,000)	36,000
Change in valuation allowance	219,000	60,000

Net income tax expense (benefit)	$—	$—

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities that create deferred tax assets and liabilities are as follows:

	June 30
	2004	2003
Deferred tax assets:
Loan loss allowance	$181,000	$417,000
Net operating loss carryover	1,005,000	616,000
Other	14,000	21,000
Securities unrealized losses (net)	33,000	—
	1,233,000	1,054,000

Less: valuation allowance	(1,151,000)	(932,000)
Total deferred tax asset	82,000	122,000

Deferred tax liability:
Property and equipment	44,000	32,000
Unrealized gain on available for sale securities	—	35,000
Deferred loan fees and costs	38,000	55,000
Total deferred tax liabilities	82,000	122,000

Net deferred tax asset (liability)	$—	$—

During the years ended June 30, 2004 and 2003, the Company increased the valuation allowance by $219,000 and $60,000, respectively.  Management reviews the estimate of this valuation account on a regular basis, and it is reasonably possible that its estimate will change in the next year.

At June 30, 2004, the Company has a cumulative net operating loss carryover for tax purposes of approximately $2,480,000 subject to a carryover limitation period ranging from 16 to 20 years.

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

The following summarizes the stock option activity:

	Shares Available for Grant	Options Shares Outstanding	Weighted Average Exercise Price
At June 30, 2002	20,900	126,600	$9.19

Granted	(25,600)	25,600	5.57

Shares cancelled	9,000	(9,000)	(9.66)

At June 30, 2003	4,300	143,200	8.51

Granted	(4,300)	4,300	5.50

Shares cancelled	3,700	(3,700)	8.81

At June 30, 2004	3,700	143,800	$8.52

A summary of the status of the stock options as of and for the year ended June 30, 2004 is presented below:

	Shares	Weighted Avg. Exercise Price
Granted	143,800	$8.52
Outstanding	143,800	$8.52
Exercisable	134,096	$8.74

Stock options Issued	Weighted average fair value	Weighed average contractual life of options outstanding
1999	$4.33	4.3
2000	$3.06	5.4
2001	$2.15	6.4
2002	$0.47	7.4
2003	$0.57	8.4
2004	$0.73	9.8
overall		6.2

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

Proforma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock option under the fair value method of that statement. Proforma net income (loss) and earnings (loss) per share for the fiscal year end 2004 and 2003 follows:

	Fiscal 2004	Fiscal 2003
Net income (loss)
As reported	$(367,607)	$(232,816)
Pro forma	$(374,511)	$(256,510)

Earnings (loss) per common share and common share equivalent

As reported	(0.66)	(0.47)
Pro forma	(0.67)	(0.52)

The above-disclosed pro forma effects of applying SFAS No. 123 to compensation costs may not be representative of the effects on reported pro forma net income (loss) for future years.

The fair value for each option grant is estimated on the date of the grant using the Black Scholes Model.  The model incorporates the following assumptions:

	Options Issued
	Fiscal 2004	Fiscal 2003
Risk-free interest rate	4.62%	4.35%
Expected life	10 Yrs.	10 Yrs.
Expected volatility	65.00%	77.00%
Expected dividends	None	None

Note 11.   Employee Benefits

In December 1999, the Bank adopted a salary reduction plan (Simple IRA) which covers substantially all full time employees.  The cost to the Bank for this plan was approximately $15,600 and $14,000 for the years ended June 30, 2004, and 2003, respectively.

On December 22, 1999, the Company granted its Chief Executive Officer a restricted stock award of 2,000 shares of the Company’s common stock. The shares are subject to a vesting period ranging from three to five years.  The unearned compensation, measured by the quoted price of the stock on the award date ($10 per share), is shown as a separate reduction of the stockholders’ equity.  The unearned compensation will be accounted for as expense over the vesting period. Unearned compensation and compensation expense was $4,005 and $4,000 and $8,005 and $3,999 at June 30, 2004 and 2003, respectively.

Note 12.   Commitments

At June 30, 2004, the Bank was obliged under operating leases for office space and equipment.  The Bank’s St. Cloud office space is leased from a lessor entity in which a Company stockholder has a significant interest.  Minimum lease payments under the operating leases are as follows:

For the Year Ended June 30,	Mankato Office lease	St Cloud Office lease	Equipment lease
2005	$78,953	$66,111	$9,821
2006	80,442	70,543	3,542
2007	80,442	87,163	—
2008	80,442	88,640
2009	46,925	88,640
Thereafter	—	177,280
Total	$367,204	$578,377	$13,363

The Bank has an option to renew the Mankato office lease for two additional five-year terms and the St. Cloud office lease for an additional five-year term.  Rent expense for the fiscal year 2004 and 2003 was approximately $159,000 and $132,000, respectively.  Rent expense to related parties for fiscal year 2004 and 2003 was approximately $72,000 and $119,000, respectively.

Note 13.   Stock Warrants

On April 11, 2001, the Company entered into an agency agreement to sell the Company’s common stock.  In accordance with the agreement, warrants were issued to the underwriters to acquire 5,190 shares of the Company’s stock at $12.60 per share any time during the period of April 11, 2002 and April 10, 2007.

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

	At June 30
	2004	2003
Revolving, open-end secured by 1-4 family residential	$1,856,403	$1,438,965
Commercial real estate, construction and land development	4,348,989	1,453,467
Other, agricultural real estate, unsecured and check credit	707,766	1,888,010
Total outstanding commitments and additional borrowings	$6,913,158	$4,780,442

additional borrowings as follows:

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

Commitments to sell loans amounted to $697,433 at June 30, 2004 and $2,035,176 at June 30, 2003.

Note 15.   Fair Value of Financial Instruments

The estimated fair values of the Company’s and the Bank’s financial instruments are as follows:

	June 30, 2004		June 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1,953,163	1,953,163	2,377,132	2,377,132
Federal funds sold	1,582,000	1,582,000	482,000	482,000
Securities available for sale	5,809,978	5,809,978	6,113,088	6,113,088
Securities held for sale	—	—	115,862	115,862
Investment in FHLB and UBB stock	385,100	385,100	367,100	367,100
Loans held for sale	697,433	697,433	2,035,176	2,035,176
Loans	33,401,172	33,641,237	38,852,128	39,900,355
Accrued interest receivable	214,476	214,476	282,416	282,416
Financial liabilities;
Deposits	36,401,541	36,490,269	41,428,710	41,787,398
Notes payable and other borrowing	4,700,000	4,659,648	5,975,000	6,049,138
Convertible subordinated notes payable	1,800,000	1,808,478	1,600,000	1,607,774
Accrued interest payable	264,867	264,867	266,708	266,708

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

Concentration by geographic location:  The Bank makes commercial, real estate, and consumer loans to its customers primarily in the Bank’s primary trade areas of Mankato and St. Cloud, Minnesota.  Although the Bank’s loan portfolio is diversified, a substantial portion of the Bank’s customers’ ability to honor their contracts is dependent upon the local business economy, which is taken into consideration by management in determining the allowance for loan and lease losses.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations).  Management believes, as of June 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2004, the most recent notification for the Bank’s primary regulator (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

Banking regulations restrict the amount of dividends that may be paid by the Bank without prior approval of bank supervisory authorities.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2004
Total Capital
(to Risk Weighted Assets)	$4,504,196	11.83%	$3,044,640	>8.00%	$3,805,800	>10.0%

Tier I Capital
(to Risk Weighted Assets)	$4,056,729	10.66%	$1,522,320	>4.00%	$2,283,480	>6.00%

Leverage Ratio
Tier I Captial
(to Average Assets)	$4,056,729	8.74%	$1,856,360	>4.00%	$2,320,450	>5.00%

As of June 30, 2003
Total Capital
(to Risk Weighted Assets)	$4,518,323	11.60%	$3,117,680	>8.00%	$3,897,110	>10.0%

Tier I Capital
(to Risk Weighted Assets)	$4,024,323	10.33%	$1,558,840	>4.00%	$2,338,260	>6.00%

Leverage Ratio
Tier I Captial
(to Average Assets)	$4,024,323	8.04%	$2,002,560	>4.00%	$2,503,200	>5.00%

The Bank may not declare or pay cash dividends to the Company if the effect would be to reduce capital below applicable regulatory requirements or if such declaration and payment would otherwise violate regulatory requirements.  Since there are no current operating earnings or retained earnings, no amounts are available for the payment of dividends.

In the second quarter of fiscal year 2003, the Board of Directors of the Company sold in a private placement of 15,000 shares of its common stock at a price of $5.50 per share.  In the third quarter of fiscal 2003, the Board of Directors of the Company sold in a private placement of 16,000 shares of its common stock at a price of $5.50 per share.  In the fourth quarter of fiscal year 2003, the Board of Directors of the Company sold in a private placement of 9,000 shares of its common stock at a price of $5.50 per share.  The proceeds were used to support on-going operations.

During the first quarter of fiscal year 2004, the Board of Directors of the Company sold in a private placement of 23,000 shares of its common stock at a price of

$5.50 per share.  In the second quarter of fiscal year 2004, the Board of Directors of the Company sold in a private placement of 26,000 shares of its common stock at a price of $5.50 per share.  In the fourth quarter of fiscal year 2004, the Board of Directors of the Company sold in a private placement of 20,000 shares of its common stock at a price of $5.00 per share.    The proceeds will be used to support our on-going operations.

Note 18.  Earnings (Loss) Per Share

The basic earnings (loss) per share amounts were computed using the weighted-average number of shares outstanding during the years presented.  For the years ended June 30, 2004 and 2003, the weighted-average number of shares outstanding for basic and diluted earnings (loss) per share were 556,113 and 495,084, respectively.  Common stock shares issuable upon the conversion of subordinated debt (Note 8) and from the exercise of stock options (Note 10) and warrants issued (Note 13) totaling 334,523 and 307,189 shares at June 30, 2004 and 2003 respectively, were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive

Note 19.  Parent Only Condensed Financial Information

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30
	2004	2003
Assets

Cash on deposit with subsidiary bank	$128,463	$68,178
Other assets	75,000	—
Investment in subsidiary	4,006,629	4,076,339
	$4,210,092	$4,144,517

Liabilities and Stockholders’ Equity

Note payable to bank	$550,000	$600,000
Convertible subordinated notes payable	1,800,000	1,600,000
Other liabilities	42,181	30,383
	2,392,181	2,230,383

Stockholders’ equity	1,817,911	1,914,134
	$4,210,092	$4,144,517

CONDENSED STATEMENTS OF INCOME

	Years Ended June 30
	2004	2003
Interest Income	$—	$411
Equity in undistributed income of subsidiary	32,407	197,227
	32,407	197,638

Interest expense	154,830	145,201
Non-interest expense	245,184	285,253
	400,014	430,454

Loss before income taxes	(367,607)	(232,816)

Income tax expense (benefit)	—	—
Net loss	$(367,607)	$(232,816)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30
	2004	2003
Cash flows from operating activities:
Net loss	$(367,607)	$(232,816)
Adjustments:
Equity in undistributed income of subsidiary	(32,406)	(197,227)
Earned stock compensation	4,000	3,999
Other	11,798	2,229
	(384,215)	(423,815)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	369,500	220,000
Proceeds from issuance of convertible subordinated notes payable	300,000	400,000
Repayment of convertible subordinated notes payable	(100,000)	(200,000)
Repayment of notes payable and other borrowing	(50,000)	—
	519,500	420,000

Net increase (decrease) in cash	135,285	(3,815)

Cash, beginning	68,178	71,993
Cash, ending	$203,463	$68,178

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

In the normal course of business, the Company and its subsidiary are involved in litigation.   Management does not believe that any litigation in which it is currently involved will have a material impact on the Company’s financial condition or results of operations.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 24, 2002, the Board of Directors of the Company dismissed McGladrey & Pullen, LLP, the independent accountant, which had been engaged by the Company for the fiscal year ended June 30, 2002. There were not any disagreements with McGladrey & Pullen, LLP, the independent accountant engaged by the Company for 2002 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey & Pullen, LLP’s satisfaction, would have cause it to make reference to the subject matter of the disagreement in connection with its report, nor did McGladrey & Pullen, LLP’s report on the financial statements of the Company for the past two years contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope or accounting principles, nor are there any events requiring disclosure under Item 304(a)(1)(iv)(B) of Regulation S-B.  McGladrey & Pullen, LLP’s opinion did include an explanatory paragraph regarding significant litigation matters.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

All information required to be reported on a Form 8-K has been reported on a Form 8-K.

PART III

ITEM 9.

DIRECTORS,  EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

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

The information required by Item 9 relating to directors, family relationships and compliance with Section 16(a) of the Exchange Act and Rule 401 of Regulation S-K is incorporated herein by reference to the sections labeled “Election of Directors”, Corporate Governance, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, which appear in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

CODE OF ETHICS

The Company has adopted a Code of Ethics and Business Conduct, attached as Exhibit 14 to this Form 10-KSB, that applies to all its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10.

EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the Registrants definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section labeled “Shareholdings of Principal Stockholders and Management,” which appears in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

The following table provides information as of June 30, 2004 about the Company’s equity compensation plans.

June 30, 2004	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	113,000		$8.11	3,700
Equity compensation plans not approved by security holders	30,800	*	$10.00	0
Total	143,800			3,700

ITEM 12.                                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the section labeled “Certain Transactions” which appears in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

ITEM 13.                                           EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibits are numbered in accordance with Item 601 of Regulation S-B.  See “Exhibit Index” immediately following the signature page of this Form 10-KSB.

Reports on Form 8-K

(b)                                 On May 13, 2004, the Registrant filed a Form 8-K dated May 13, 2004 announcing results for the Company and its wholly owned subsidiary Northern Star Bank for the third quarter of the fiscal year ending June 30, 2004.

(c)                                  On September 13, 2004, the Registrant filed a Form 8-K dated September 10, 2004 announcing results for the Company and its wholly owned subsidiary Northern Star Bank for the fourth quarter of the fiscal year ending June 30, 2004.

ITEM 14.                                              PRINCIPAL AUDITOR FEES AND SERVICES

Information relating to the fees and services of the Company’s principal accountant is incorporated herein by reference to the section labeled “Independent Public Accountant,” and “ Audit Fees”, that appears in the Registrant’s definitive Proxy statement for its 2004 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR FINANCIAL, INC.

Dated:	September 16, 2004	by:	/s/ Thomas P. Stienessen
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

Signature and Title	Date

/s/ Thomas P. Stienessen	September 16, 2004
Thomas P. Stienessen, Chief Executive Officer,
President, and Director

/s/ Dean M. Doyscher	September 16, 2004
Dean M. Doyscher, Director

/s/ Robert H. Dittrich	September 16, 2004
Robert H. Dittrich, Director

/s/ Gerald W. Eick	September 16, 2004
Gerald W. Eick, Treasurer and Director
(Chief Financial and Accounting Officer)

/s/ James H. Illies	September 16, 2004
James H Illies, Director

/s/ Steven A Loehr	September 16, 2004
Steven A Loehr, Director

/s/ Michael P. Reynolds	September 16, 2004
Michael P. Reynolds, Director

/s/ Thomas J. Reynolds	September 16, 2004
Thomas J. Reynolds, Director

NORTHERN STAR FINANCIAL, INC.

EXHIBIT INDEX TO FORM 10-KSB

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)

3.2	By-Laws, as amended to date. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form SB-2, Reg. No. 333-61655)

10.1

Lease Agreement between Northern Star Bank (the “Bank”) and Colonial Square Partners relating to the space located at 1650 Madison Avenue, Mankato, Minnesota.  (Incorporated by reference to Exhibit 6.1 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)

10.2**	Employment Agreement between the Bank and Thomas P. Stienessen. (Incorporated by reference to Exhibit 6.2 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)**

10.3**

1998 Equity Incentive Plan, including specimen of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.  (Incorporated by reference to Exhibit 6.5 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)**

10.4**

Form of Nonqualified Stock Option Agreement governing options granted to Organizers.  (Incorporated by reference to Exhibit 6.6 to the Company’s Registration Statement on Form SB-1, Reg. No. 333-61655)**

10.5

Lease Agreement between Northern Star Bank (the “Bank”) and Five Star Properties of St. Cloud, LLC relating to the space located at 300 East St. Germain Street, St. Cloud, Minnesota. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-KSB for the period ended June 30, 2002.)

10.6

Form and amounts of Convertible Subordinated Unsecured Notes issued by the Registrant to certain of its directors in July and August, 2001. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the period ended June 30, 2002.)

10.7

Form and amounts of Convertible Subordinated Unsecured Notes issued by the Registrant to certain of its directors in 2002, 2003 and 2004. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the period ended June 30, 2002.)

11	Statement re: Computation of Earning (Loss) Per Share (included in Notes to Financial Statements)

14	Code of Ethics***

21	Subsidiaries of the Registrant:

	Name	State of Organization
	Northern Star Bank, Inc.	Minnesota

24	Power of Attorney from Certain Directors (See Signature Page)

31.1	Certification of CEO Pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of CFO Pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002***

32	Certification of the CEO and CFO Pursuant to Sec. 906 of The Sarbanes-Oxley Act. of 2002***

**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-KSB.

***Filed herewith.